Form 10-K
period 1995-03-31
VERSA TECHNOLOGIES INC
filed 1995-06-19
CIK 320357

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                     For the fiscal year ended March 31, 1995
                                        or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the Transition period from           to
                         Commission File Number 0-5240

                             ---------------------

                            VERSA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                         39-1143618
       (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                          Identification No.)
           9301 WASHINGTON AVENUE                                  53408-5012
               P.O. BOX 085012                                     (Zip Code)
              RACINE, WISCONSIN
  (Address of principal executive offices)

                             ---------------------

              Registrant's telephone number, including area code:
                                 (414) 886-1174

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT

                              TITLE OF EACH CLASS

                          COMMON STOCK, $.01 PAR VALUE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. /X/

     Aggregate market value of Versa Technologies, Inc. Common Stock, held by non-affiliates as of June 1, 1995, was $76,136,129.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of June 1, 1995: 6,013,322 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Versa Technologies, Inc 1995 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

2. Portions of Versa Technologies, Inc. Notice of Annual Meeting and Proxy Statement dated June 19, 1995 (Parts I and III of Form 10-K)

===============================================================================

                                     PART I

ITEM 1 BUSINESS

(a) General Development of Business

     Versa Technologies, Inc. (The "Company") was organized under Wisconsin law in November 1970, as the result of the consolidation of Plastics Corporation of America, Inc. (a Minnesota corporation formed in 1960) and Milwaukee Cylinder Corporation (a Wisconsin corporation formed in 1967). In July 1986, the Company changed its state of incorporation from Wisconsin to Delaware.

     The Company conducts its business through three operating groups. The Custom Components Group manufactures and markets component parts from industrial silicones, phenolic and thermoset plastics, and plastic and thermoplastic elastomers. Medical manufactures and markets silicone rubber components for the medical device market. The Fluid Power Group manufactures and markets standard and specially designed hydraulic and pneumatic cylinders and hydraulically powered proprietary products for a wide variety of markets.

(b) Financial Information About Industry Segments

     The sales and operating income of each industry segment and the identifiable assets attributable to each industry segment for the three years ended March 31, 1995, are set forth in Note 10 of the Notes to Consolidated Financial Statements on page 22 of the Company's 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

(c) Narrative Description of Business

                            CUSTOM COMPONENTS GROUP

     Moxness Products, Inc. (Moxness) is a leading manufacturer of custom molded and extruded silicone rubber components for a number of different industries. Moxness has been a custom fabricator of a wide variety of silicone rubber components since 1952. Of importance is the company's ability to produce the specialized tooling required to manufacture component parts, the sophistication of its quality control facilities, and the expertise of its engineering staff who assist customers in product design and selection of appropriate materials.

     Silicone rubber is an inert material which has unique properties, including its resistance to temperature extremes and the adverse effects of sunlight, ozone, moisture and chemicals. Beyond its physical properties, it is suitable for additional applications because it is bondable to metals, glass, rigid plastics and ceramics. Moxness manufactures a wide variety of custom molded and extruded silicone rubber products from silicone bases which it compounds to meet customers' specific requirements for strength, temperature tolerance, hardness, color and other properties. Molded silicone rubber is formed in injection presses, in specially-designed Mox-O-Matic top transfer presses, or in standard molding presses. Silicone rubber is either press-cured only, or press-cured and post-cured in ovens. Extruded silicone rubber products are heat cured in vulcanizing tunnels.

     Moxness produces a wide variety of products for the original equipment market. Silicone rubber seals, gaskets, and grommets are used in a number of diverse applications. In the automotive market, silicone is used in wire harness connectors, valve covers, diaphragms, engine gaskets, gas tank fuel sensors, and transmission seals. Moxness' seals and gaskets are also used in a variety of appliances, industrial and microwave ovens, autoclaves, and in various applications in the aerospace industry. Rollers, seals, and gaskets used in computers and other business machines also make up a good portion of Moxness' sales.

     Through its two plastics units, Moxness Thermoplastics, Inc. and Lovdahl Manufacturing, the Custom Components Group manufactures products from phenolics, thermoplastic elastomers, and other thermoset materials for a wide variety of industrial and consumer applications.

MARKETING

     Moxness' products are marketed nationwide. Approximately 85% of sales are by internal sales personnel. The balance of sales are through six independent manufacturers' representatives.

     Moxness continues to serve an ever expanding variety of markets. The company's strategy is to identify new markets/niches where it can capitalize on its engineering expertise.

     The capabilities of the two plastic operations are marketed through the respective organizations' representatives, augmented by the sales and marketing staff of Moxness.

COMPETITION

     The Custom Components Group competes directly with a number of manufacturers who provide silicone rubber and plastic products, and indirectly with manufacturers of other elastomers. The major portion of silicone rubber production, and the entire plastics production, are manufactured for specific customers. The Group competes by providing exceptional service and expert assistance in the design of component parts, production tooling and material selection and/or formulation. Silicone rubber is most commonly used in applications where its special properties are either essential or afford a significant advantage over less expensive elastomers. Thermoplastic elastomers have a lower material cost and may be "substituted" for silicone rubber in certain applications. Competition may also take the form of customers developing their own in-house capability to produce silicone rubber or plastic components.

CUSTOMERS

     A majority of customers for the Company's silicone rubber and plastic products are manufacturers who incorporate the components into products they manufacture such as business machines, automobiles, and electronic equipment.

ORDER BACKLOG

     As of March 31, 1995, the order backlog for the Custom Components Group was $8,540,000 compared to $8,562,000 a year earlier. It is anticipated that the order backlog is firm and will be filled within the current fiscal year.

                                 MEDICAL GROUP

     In July 1983, the Company established a separate division to administer and expand the marketing of silicone rubber components to the medical device market.

     On November 14, 1994, the Company announced plans to centralize key functions of its silicone divisions, Moxness Products, Inc., headquartered in Racine, WI, and Mox-Med, Inc. in Portage, WI. To more efficiently use the talents within these divisions, human resources, finance, purchasing, manufacturing planning, and engineering development will be combined to serve both units. However, specialization in field sales, customer service, marketing and applications engineering will be retained to ensure that the unique needs of the Company's medical and industrial customers are met.

     One of the most significant areas for the application of silicone rubber is the medical industry. Manufacturers of medical devices recognize that silicone rubber offers distinct advantages over other elastomers and polymers. Silicone rubber has many physical properties critical to the health care industry including biocompatibility, radiation and heat resistance, chemical and fluid resistance, tear resistance, cohesion and flexibility. Properly formulated and cured silicone rubber is odorless and tasteless. It will not support bacterial growth and does not irritate the skin or other organs. Because of its superior resistance to chemicals and temperature extremes, silicone rubber can withstand common sterilization methods.

     Mox-Med molds and extrudes silicone components for a wide variety of applications in the medical device market. Silicone tubing is used in a multitude of delivery and extraction applications including peristaltic pump tubing, drug delivery systems, surgical and wound drains, feeding lines, dialysis tubes, intravenous lines, catheters, infusion/aspiration tubes, and cardiopulmonary lines. Molded parts include silicone diaphragms which provide precise metering or accurate regulation of fluid flow. Silicone diaphragms can provide repeated performance over hundreds of thousands of cycles. These diaphragms are commonly found in intravenous pumps and dialysis machines. Respirators and breathing apparatus also use silicone diaphragms because of their reliability and long life.

     The engineering, manufacturing and marketing of silicone rubber components for the medical device market requires special expertise to ensure that exacting regulatory standards, notably those of the Food and Drug Administration, are met. Careful manufacturing practices must be performed under clean room conditions to prevent impurities from accidentally contaminating the silicone product. Mox-Med's manufacturing facility in Portage, Wisconsin has a controlled manufacturing environment designed to meet the highest standards for cleanliness.

MARKETING

     Medically-related silicone rubber components are marketed exclusively through company sales personnel.

CUSTOMERS

     Customers are primarily manufacturers of medical devices. There were three significant customers for Medical's products in fiscal 1995. As a percent of total Medical sales the three customers individually accounted for 11%, 10% and 10%. There were no customers during fiscal 1994 or 1993 which accounted for more than 10% of Medical's sales.

COMPETITION

     While there are a number of manufacturers providing similar products and services, Mox-Med's overall capabilities and years of experience give the company an advantage over its competitors. The company's strengths include its in-house engineering, tool making, and manufacturing expertise. Competition may also take the form of customers developing in-house capabilities to produce components currently manufactured by Mox-Med.

ORDER BACKLOG

     As of March 31, 1995, the order backlog was $4,686,000 compared to $2,457,000 one year ago. It is anticipated that the order backlog is firm and will be filled within the current fiscal year.

MISCELLANEOUS DATA

     Raw materials for both the Custom Components Group and Medical are available from a limited number of non-affiliated suppliers.

     Neither Group has a reliance upon patents, trademarks, licenses, franchises or concessions in the conduct of their business.

     Business is not seasonal and does not require significant amounts of working capital. Terms of sale are net 30 days. Inventory of raw material not committed to a specific job is minimal.

     Sales to the U.S. Government which could be subject to renegotiation represent an immaterial portion of the business of the Custom Components Group, and none of Medical's business.

                               FLUID POWER GROUP

     The Company's Fluid Power Group is comprised of two operating units. Milwaukee Cylinder manufactures specially engineered cylinders, pressure boosters, valves and fluid power products, as well as a standard line of hydraulic and pneumatic cylinders. Power Gear manufactures hydraulically powered proprietory systems.

MILWAUKEE CYLINDER

     Cylinders convert liquid or air pressure into mechanical force. There are several variables in cylinder design, such as bore (diameter of the cylinder), stroke (length of the piston rod in extended and retracted positions) and pressure application. The company's standard line of cylinders include bore variables from 1 1/8 inches up to 14 inches, stroke of up to 14 feet, and pressure capacity up to 5,000 pounds per square inch. The company stocks cylinder parts within its standard range of variables allowing the rapid assembly and prompt delivery of cylinders to customer specifications. Approximately 60% of the sales of fluid power components is attributable to standard hydraulic and pneumatic cylinders and replacement parts. Remaining sales consist of hydraulic and pneumatic cylinders and other fluid power components custom engineered and manufactured to meet customer specifications.

     Cylinders are used in a wide variety of applications including automated production lines, machine tools, cotton baling machinery, food processing equipment, boat drives and material handling. Pressure boosters produced by the company are devices used in conjunction with a cylinder to increase output force. They are used primarily in testing equipment, special metal working equipment and specialty presses. Milwaukee Cylinder also designs and manufactures highly specialized cylinders such as servo-actuators which are high cycle rate cylinders used in vibration and fatigue life testing.

     The company's ability to offer strong engineering assistance, fast and reliable delivery and high performance products enables it to meet its customers' specific technological demands. The company has many long-standing relationships with customers, built on years of contact and on the quality of its products.

POWER GEAR

     In 1981 Versa/Tek purchased the Power Gear product line. It consisted of a single device, a hydraulic jack designed to raise and lower a truck trailer to dock height. At the time it was sold to one customer, albeit the nation's leading parcel carrier. While the company is still serving that customer, this system was adopted by other fleets and remains a mainstay in Power Gear's sales mix. However, their expertise in hydraulic systems has since been applied to a broader range of new applications and new customers.

     Power Gear's line of hydraulically powered devices are used to level and stabilize a variety of on and off-the-road vehicles, as well as rail and cargo containers. Off-highway applications include portable cement and asphalt factories which are set up at the site of major construction projects. Power Gear is the exclusive supplier to 12 of the 15 manufacturers of this type of equipment.

     During fiscal 1994, Power Gear entered the recreational vehicle market. Its initial offering was a specially designed leveling system for the high-end motorhome market. These fully featured homes on wheels demand leveling to within 3 degrees of fully horizontal to ensure optimal performance of all systems. Power Gear is the exclusive supplier of this system to the country's largest manufacturer of upscale motorhomes.

MARKETING

     Milwaukee Cylinder's fluid power components which represent approximately 70% of this Group's sales are marketed in the Midwest where there is a heavy concentration of machine tool, materials handling and heavy equipment manufacturing. The balance of sales occur nationwide with a nominal portion in Canada and the United Kingdom. Milwaukee Cylinder has representation agreements with 46 active fluid power sales engineering firms which maintain offices in the United States, Canada and the European Common Market. Direct sales account for approximately 30% of fluid power component sales.

     Power Gear's product line is marketed directly, and through two outside sales representatives, to end users or original equipment manufacturers in the United States and Canada. Regular advertising is placed in trade journals.

COMPETITION

     Milwaukee Cylinder has several large competitors for fluid power components and many competitors of comparable size. In addition, the company also faces competition from manufacturers of fluid power substitutes. Milwaukee Cylinder's expertise in engineering and product development, its reputation for quality, and its longstanding relationships with many of its customers significantly contribute to its ability to compete effectively.

     Power Gear is not aware of any other manufacturers of hydraulically operated systems for raising and leveling semitrailers in competition with its product lines for the transportation industry. There are three competitors for Power Gear's leveling systems for the high-end motorhome market.

CUSTOMERS

     There were two significant customers for the Group's fluid power products in fiscal 1995, 1994, and 1993. As a percent of total Group sales, one customer accounted for 9% in fiscal 1995, 10% in fiscal 1994, and 14% in fiscal 1993. A second customer accounted for 22% of total Group sales in fiscal 1995, 17% in fiscal 1994, and 3% in fiscal 1993.

ORDER BACKLOG

     As of March 31, 1995, the order backlog for the Fluid Power Group was $2,548,000 compared to $2,640,000 one year earlier. All of the order backlog is firm and will be filled within the current fiscal year.

MISCELLANEOUS DATA

     Raw materials are readily available from several alternate sources.

     Business is not seasonal and working capital requirements are not significant. Terms of sales are net 30 days.

     Sales to the U.S. Government which could be subject to negotiation represent an immaterial portion of the business of the Fluid Power Group.

                            THE BUSINESS IN GENERAL

     The Company does not maintain separate research and development departments. Research and development expenditures for business units are a function of the respective engineering departments and do not represent a significant percentage of total operating costs.

     It is the opinion of management that compliance with Federal, State and local provisions which regulate the discharge of materials into the environment, or relate to the protection of the environment, will not require significant capital expenditures or materially affect future earnings.

     The Company had minimal foreign sales and has no foreign operations.

                              SIGNIFICANT CUSTOMER

     For fiscal 1995, 1994 and 1993, no single customer accounted for more than 10% of consolidated revenues.

                                   EMPLOYEES

     As of March 31, 1995, the Company had 588 active full-time employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     At March 31, 1995, the names and ages of all executive officers of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons.

                                                                                     FIRST
                                                                                    ELECTED
             NAME                                    OFFICES                        OFFICER    AGE
- ------------------------------   ------------------------------------------------   -------    ---
James E. Mohrhauser...........   Chief Executive Officer & Chairman of the Board      1970     72
                                 of Directors of the Company
Thomas J. Magulski............   President & Chief Operating Officer of the           1993     51
                                 Company
Robert M. Sukalich............   Vice President-Finance, Treasurer & Assistant        1992     36
                                 Secretary of the Company
David J. McKendrey............   President and Chief Operating Officer of             1982     57
                                 Milwaukee Cylinder, the Company's Fluid Power
                                 Group
Raymond T. Aexel..............   President and Chief Operating Officer of both        1994     54
                                 Moxness Products, Inc. and Mox-Med, Inc.

     All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the shareholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

     Both Mr. Mohrhauser's and Mr. McKendrey's occupations for the past five years have been stated in the above table. Mr. Magulski was elected President and Chief Operating Officer of the Company during December 1993. Mr. Magulski worked as a business consultant for the Company from March 1992 through September 1993. Prior to his involvement with the Company, he was Vice President of Intertech Resources, Inc. Mr. Sukalich was elected Vice President of Finance for the Company during July 1993. From July 1992 to July 1993, Mr. Sukalich was Treasurer and Assistant Secretary for the Company. From January 1992 to July 1992, Mr. Sukalich was Controller and Assistant Treasurer for the Company. Prior to January 1992, Mr. Sukalich was Controller (July 1989 to December 1991) for the Company's Custom Components Group. Mr. Aexel was appointed President and Chief Operating Officer of Moxness Products, Inc. during November 1994 and of Mox-Med, Inc. during March 1994. Mr. Aexel's occupation for in excess of five years prior to March 1994 was as Vice President/General Manager of Graham Medical.

ITEM 2 PROPERTIES

     The following table sets forth certain information with respect to the Company's principal facilities as of March 31, 1995:

                              SQUARE
                              FEET OF
        LOCATION            FLOOR SPACE                 DESCRIPTION AND PRINCIPAL USE
- -------------------------   -----------    -------------------------------------------------------
Racine, WI(1)............      62,000      Sprinklered brick and cement block building located on
                                           approximately three acres of land. Industrial silicone
                                           rubber products manufacturing and general office.
East Troy, WI(1).........      22,350      Sprinklered steel building on five acres of land.
                                           Industrial silicone rubber products manufacturing.
Wausau, WI(1)............      21,600      Sprinklered steel building on five acres of land.
                                           Industrial silicone rubber products manufacturing.
Portage, WI(1)...........      50,000      Sprinklered steel and brick building located on eleven
                                           acres of land. Medical silicone rubber products
                                           manufacturing.
Cudahy, WI(1)............      68,250      Sprinklered brick and steel building located on five
                                           acres of land. Fluid power products manufacturing and
                                           offices. The Company owns an additional fifteen acres
                                           of adjacent vacant land.
Beaver Dam, WI(1)........      25,300      Steel building located in an industrial park. Power
                                           Gear manufacturing and offices.
Racine, WI(2)............      13,700      Brick building located on main thoroughfare. Phenolic
                                           and thermoset plastic molding.
Stevensville, MI(1)......      24,300      Brick and steel building located in industrial area.
                                           Plastic and thermoplastic elastomer molding.

- ---------------
(1) The Company owns these facilities. There are no debts secured by these properties.

(2) Leased facility. Lease expires in March 1996.

     All facilities are in good condition and in the opinion of Management, suitable and adequate for their intended uses.

ITEM 3 LEGAL PROCEEDINGS

     There are no material proceedings pending to which the Company is a party, or to which any of its property is subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter.

                                    PART II

     All information for this Part is incorporated by reference to the Company's 1995 Annual Report to Shareholders, as follows:

ITEM                     CAPTION                     INFORMATION INCORPORATED BY REFERENCE TO:
- ----    ------------------------------------------   ------------------------------------------
 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND    Annual Report, page 27
        RELATED SECURITY HOLDER MATTERS

 6.     SELECTED FINANCIAL DATA                      Annual Report, pages 28 and 29

 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Annual Report, pages 24 through 26
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS

 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA   Annual Report, pages 14 through 23 and 27

 9.     CHANGES IN AND DISAGREEMENTS WITH            Not applicable
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

                                    PART III

     All information for this part, except that set forth under the sub-heading Executive Officers of the Registrant in Item 1(c) Part I, is incorporated by reference to the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders as follows:

ITEM                     CAPTION                     INFORMATION INCORPORATED BY REFERENCE TO:
- ----    ------------------------------------------   ------------------------------------------
10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE      Proxy Statement, page 2 through 4; and
        REGISTRANT                                   Form 10-K Item 1(c) Part I, page 7.

11.     EXECUTIVE COMPENSATION                       Proxy Statement, pages 6 through 11.

12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) Security ownership of certain beneficial owners and management is presented on pages and of the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders,
            which data is incorporated herein by reference.

        (b) The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

13.     CERTAIN RELATIONSHIPS AND RELATED            Not applicable
        TRANSACTIONS

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The consolidated financial statements together with the report thereon of Deloitte & Touche LLP presented on pages 14 through 23 of the Company's 1995 Annual Report to Shareholders, incorporated herein by reference.

     2) Financial Statement Schedule--

        Schedule VIII Valuation and Qualifying Accounts

Independent Auditors' Report on Financial Statement Schedule

All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Registrant are omitted because it is primarily an operating company and all the subsidiaries included in the consolidated financial statements are wholly-owned.

     3) Exhibits

        3.1     Certificate of Incorporation of Versa Technologies, Inc. as amended and in effect on March 31, 1988 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1988).

        3.2     By-Laws of Versa Technologies, Inc., as in effect on March 31, 1992
                (incorporated by reference to Form 10-K for fiscal year ended March 31, 1992).

       10.2     Copy of 1982 Employee Incentive Stock Option Plan as amended (incorporated by reference to Form 10-K for fiscal year ended March 31, 1988).

       10.6     Copy of Supplemental Pension Agreement with Mr. James E. Mohrhauser, as amended through December 1, 1980 (incorporated by reference to Form 10-K, for fiscal year ended March 31, 1981).

       10.9     Copy of Versa Technologies, Inc. Divisional Executive Bonus Plan, as amended effective April 1, 1994 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).

       10.10    Copy of Versa Technologies, Inc. 1992 Employee Incentive Stock Option Plan
                (incorporated by reference to Form 10-K for fiscal year ended March 31, 1993).

       10.11    Copy of 1993 Employee Stock Purchase and Payroll Savings Plan (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).

       10.12    Copy of Deferred Compensation Plan for Executives which became effective April
                1, 1994 (incorporated by reference to Form 10-K for fiscal year ended March
                31, 1994).

       10.13    Copy of Employment Agreement with Mr. James E. Mohrhauser. The agreement is for the period April 1, 1994 through March 31, 1997 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).

       10.14    Copy of Employment Agreement with Mr. Thomas J. Magulski (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).

       10.15    Copy of Versa Technologies, Inc.'s Stock Purchase and Dividend Reinvestment
                Plan (incorporated by reference to Form S-3 filed with the SEC on November 18,
                1994, file No. 33-86446).

       13.      Pages from the 1995 Annual Report to Shareholders which were incorporated by reference to Form 10-K.

       21.      Subsidiaries of Versa Technologies, Inc.

       23.      Consent of Independent Auditors.

       27.      Financial Data Schedule.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                   VERSA TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                                                   DEDUCTIONS
                                                                                 (FOR BAD DEBTS
                                               BALANCE AT       ADDITIONS        WRITTEN OFF OR
                                               BEGINNING     CHARGED TO COSTS      INVENTORY        BALANCE AT
                DESCRIPTION                    OF PERIOD       AND EXPENSES       DISPOSED OF)     END OF PERIOD
- --------------------------------------------   ----------    ----------------    --------------    -------------
Deducted from receivables account in the
  balance sheets--
  Allowance for losses in collection, year
     ended:
     March 31, 1995.........................    $ 189,000        $ 51,529           $ 78,648         $ 161,881
     March 31, 1994.........................      116,000         107,221             34,221           189,000
     March 31, 1993.........................      102,000          47,204             33,204           116,000
Deducted from inventories account in the
  balance sheets--
  Reserve for obsolete inventory:
     March 31, 1995.........................    $ 314,000        $148,000           $314,000         $ 148,000
     March 31, 1994.........................          -0-         314,000                -0-           314,000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Versa Technologies, Inc.:

     We have audited the consolidated financial statements of Versa Technologies, Inc. and subsidiaries as of March 31, 1995 and 1994, and for each of the three years in the period ended March 31, 1995, and have issued our report thereon dated May 16, 1995 which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the methods of accounting for postretirement benefits other than pensions and accounting for income taxes to conform with Statement of Financial Accounting Standards No. 106 and No. 109, respectively; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Versa Technologies, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Milwaukee, Wisconsin
May 16, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Versa Technologies, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Versa Technologies, Inc.

                                            by /s/ JAMES E. MOHRHAUSER
                                               ---------------------------------
                                               James E. Mohrhauser
                                               Chairman & Chief Executive
                                               Officer

                                            by /s/ ROBERT M. SUKALICH
                                               ---------------------------------
                                               Robert M. Sukalich
                                               Vice President, Treasurer &
                                               Assistant Secretary (Chief
                                               Financial Officer)

Date: June 16, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Versa Technologies, Inc. and in the capacities and on the dates indicated:

/s/ DENIS H. CARROLL
- ---------------------------------------------------
Denis H. Carroll, Director
June 9, 1995

/s/ HERMAN B. MCMANAWAY
- ---------------------------------------------------
Herman B. McManaway, Director
June 8, 1995

/s/ JAMES E. MOHRHAUSER
- ---------------------------------------------------
James E. Mohrhauser, Director
June 16, 1995

/s/ THOMAS J. MAGULSKI
- ---------------------------------------------------
Thomas J. Magulski, Director
June 16, 1995

/s/ MORRIS W. REID
- ---------------------------------------------------
Morris W. Reid, Director
June 5, 1995

/s/ JON G. UDELL
- ---------------------------------------------------
Jon G. Udell, Director
June 5, 1995

/s/ WILLIAM P. KILLIAN
- ---------------------------------------------------
William P. Killian, Director
June 3, 1995

/s/ JOAN R. LLOYD
- ---------------------------------------------------
Joan R. Lloyd, Director
June 3, 1995

                                                                  File No 0-5240

                                 EXHIBIT INDEX

                                                                                       SEQUENTIAL PAGE
   DESIGNATION OF                                                                     NUMBER OF EXHIBIT
      EXHIBIT                                                                         OR INCORPORATION
(REG. S-K, ITEM 601)                              EXHIBIT                                 REFERENCE
- --------------------    -----------------------------------------------------------   -----------------
        3.1             Certification of Incorporation of Versa Technologies, Inc.,
                        as amended.................................................          (b)
        3.2             By-Laws of Versa Technologies, Inc. .......................          (c)
       10.2             1982 Employee Incentive Stock Option Plan, as amended......          (b)
       10.6             Supplemental Pension Agreement.............................          (a)
       10.9             Divisional Executive Bonus Plan............................          (e)
       10.10            1992 Employee Incentive Stock Option Plan..................          (d)
       10.11            1993 Employee Stock Purchase and Payroll Savings Plan......          (e)
       10.12            Deferred Compensation Plan for Executives..................          (e)
       10.13            Employment Agreement with Mr. James E. Mohrhauser..........          (e)
       10.14            Employment Agreement with Mr. Thomas J. Magulski...........          (e)
       10.15            Versa Technologies, Inc. Stock Purchase and Dividend
                        Reinvestment Plan..........................................          (f)
       13               Pages from the 1995 Annual Report to Stockholders which
                        were incorporated by reference to Form 10-K................
       21               Subsidiaries of Versa Technologies, Inc. ..................
       23               Consent of Independent Auditors............................
       27               Financial Data Schedule....................................

- ---------------
(a) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1981.

(b) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1988.

(c) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1992.

(d) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1993.

(e) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1994.

(f) Incorporated by reference to Registrant's Form S-3 filed with the SEC on November 18, 1994, file No. 33-86446.