Form 10-Q
period 1995-06-30
VERSA TECHNOLOGIES INC
filed 1995-08-10
CIK 320357

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               *****************


For Quarter Ended June 30, 1995                    Commission file number 0-5240



                           VERSA TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                          39-1143618
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)



9301 Washington Avenue, Racine, Wisconsin                        53406
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code 414/886-1174


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    YES  _______ NO

Common stock outstanding as of July 28, 1995 - 5,974,572 shares.

FORM 10-Q 6/30/95

                            VERSA TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                                   I-N-D-E-X
                                                            Exhibit Reference
                                                            or Form 10-Q
                                                            Page Number
                                                            -----------------

                          PART I FINANCIAL INFORMATION

Item 1  Financial Statements

         Consolidated Balance Sheets                                         10-Q, Page 3
                 June 30, 1995 (Unaudited)
                  and March 31, 1995

         Consolidated Statements of Earnings                                 10-Q, Page 4
                 Three months ended June 30, 1995
                  and 1994 (Unaudited)


         Consolidated Statements of Cash Flows                               10-Q, Page 5
                 Three months ended June 30, 1995
                  and 1994 (Unaudited)

         Notes to Consolidated Financial Statements                          10-Q, Page 6
                 (Unaudited)

Item 2  Management's Discussion and Analysis                                 10-Q, Page 8
          of Financial Condition and Results of Operations

                           PART II OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                    10-Q, Page 9

FORM 10-Q 6/30/95

VERSA TECHNOLOGIES, INC.
BALANCE SHEETS*

                                                                             June 30,                   March 31,
                                                                              1995                        1995
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $ 16,404                    $ 15,967
Receivables, net of allowances                                                  9,479                       9,404
Inventories                                                                     8,787                       7,808
Prepaid expenses and taxes                                                      1,425                       1,733
                                                                             --------                    --------

Total current assets                                                           36,095                      34,912

PROPERTY, PLANT, AND EQUIPMENT**                                               20,290                      19,945

INTANGIBLES                                                                     1,553                       1,562

OTHER ASSETS                                                                      283                         361
                                                                             --------                   ---------
                                                                             $ 58,221                    $ 56,780
                                                                             ========                    ========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $ 2,521                     $ 1,750
Accrued expenses                                                                3,096                       3,401
Income taxes                                                                      923                         495
Employee stock savings plan                                                       136                         119
                                                                             --------                    --------

Total current liabilities                                                       6,676                       5,765

DEFERRED INCOME TAXES                                                             507                         485

DEFERRED PENSION, DEFERRED
COMPENSATION AND POSTRETIREMENT
BENEFITS EXPENSE                                                                2,507                       2,462

SHAREHOLDERS' EQUITY                                                           48,531                      48,068
                                                                              -------                     -------
                                                                             $ 58,221                    $ 56,780
                                                                             ========                    ========


  * In thousands of dollars. March 31, 1995 figures condensed from audited financial statements.
** Net of accumulated depreciation of $24,006,000 at June 30, 1995 and $23,231,000 at March 31, 1995.

FORM 10-Q 6/30/95



VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*

Three Months ended June 30,                                                                1995                  1994
NET SALES                                                                              $ 16,989              $ 16,783
Cost of Sales                                                                            11,762                11,485
                                                                                        -------               -------

GROSS PROFIT                                                                              5,227                 5,298

Selling and administrative expenses                                                       3,052                 3,011
                                                                                        -------               -------

OPERATING INCOME                                                                          2,175                 2,287
                                                                                        -------               -------
OTHER INCOME
Interest income                                                                             223                   184
Miscellaneous, net                                                                           30                    11
                                                                                       --------              --------
                                                                                            253                   195
                                                                                        -------               -------

EARNINGS BEFORE INCOME TAXES                                                              2,428                 2,482

INCOME TAXES                                                                                880                   925
                                                                                        -------               -------

NET EARNINGS                                                                            $ 1,548               $ 1,557
                                                                                        =======               =======

NET EARNINGS PER SHARE                                                                   $ 0.26                $ 0.26
                                                                                       ========              ========

Average shares outstanding                                                                6,012                 6,031
                                                                                       ========              ========



* Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

FORM 10-Q 6/30/95

VERSA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)*

Increase in Cash and Cash Equivalents

Three months ended June 30,                                                               1995                 1994
Cash flows from operating activities:
    Net earnings                                                                     $ 1,548               $ 1,557
    Depreciation and amortization                                                        816                   775
    Provision for losses on accounts receivable                                           18                    15
    Increase in current assets other than cash
     and cash equivalents                                                                (763)                 (72)
    Increase in current liabilities                                                      911                   932
    Increase in deferred liabilities                                                      67                    40
    Gain on disposition of equipment                                                       -                     5
                                                                                     ---------           ---------
         Net cash provided by operating activities                                     2,597                 3,252
                                                                                      ------               -------
Cash flows from investing activities:
    Capital expenditures                                                              (1,154)                 (724)
    Other                                                                                 79                     4
                                                                                    --------               -------
          Net cash used in investing activities                                        (1,075)                (720)
                                                                                       -------              -------
Cash flows from financing activities:
    Dividends paid                                                                       (541)                (482)
    Purchase of treasury stock                                                          (624)
    Sale of stock under option plans                                                      80                   119
                                                                                     -------                ------
              Net cash used in financing activities                                   (1,085)                 (363)
                                                                                      -------              --------

Increase in cash and cash equivalents                                                    437                 2,169

Cash and cash equivalents at beginning of period                                      15,967                17,611
                                                                                     -------               -------

Cash and cash equivalents at end of period                                           $16,404               $19,780
                                                                                     =======               =======
Supplemental Disclosures of Cash Flow Information

Cash paid during period for:
    Income taxes                                                                   $     430            $      340

*  Amounts are in thousands.

FORM 10-Q 6/30/95

                                                   NOTES TO FINANCIAL STATEMENTS

1.       Accounting Policies --

         The consolidated balance sheet as of June 30, 1995 and the related consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Versa Technologies, Inc. and subsidiaries for the year ended March 31, 1995.

2.       Inventories --

         Interim inventories are based on perpetual records which are partially verified by interim physical counts.

3.       Shareholders' Equity --

         Shareholders' equity is composed of the following elements (in thousands):


                                                                                     June 30,         March 31,
                                                                                       1995            1995
                                                                                     --------         -------
        Common stock, par value $.01 per share                                     $       61           $      61
         Additional paid-in capital                                                    18,676              18,710
         Retained earnings                                                             31,004              29,997
                                                                                     --------             -------
                                                                                       49,741              48,768
         Less treasury shares at cost                                                   1,210                 700
                                                                                     --------            --------
                                                                                       $48,531            $48,068
                                                                                       =======            =======



         Total shares of common stock outstanding net of treasury shares was 5,974,572 at June 30, 1995 and 6,011,822 at March 31, 1995.

FORM 10-Q 6/30/95

         During the three months ended June 30, 1995, 7,750 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), and the Company's 1992 Incentive Stock Option Plan (the 1992 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

         As of June 30, 1995, 101,094 shares of common stock were reserved for issue under the Company's 1982 Plan; 297,000 shares were reserved for issue under the Company's 1992 Plan; 13,504 shares were reserved for issue under the Company's 1993 Plan; and 40,100 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

         During the three months ended June 30, 1995, retained earnings was credited with net income of $1,548,000 and charged with $541,000 for dividends paid.

4.       Earnings Per Share Calculation --

         Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

FORM 10-Q 6/30/95

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated sales for the three months increased $206,000, or 1% from the prior year. On a divisional basis, the comparative sales in thousands were as follows:

                                                           Three Months
                                                          -------------

                                                    1995               1994
                                                    ----               -----
 Custom Components                                $5,688              $7,405

 Fluid Power                                       7,881               6,930

 Medical                                           3,697               2,706
    Less - interdivisional sales                   (277)               (258)
                                                   -----               -----

                                                 $16,989             $16,783
                                                 =======             =======

For the Custom Components Group, sales were down $1,717,000, or 23%. This drop in volume resulted in a small operating loss. Volume decreased due primarily to three factors. First, automotive related business was down $639,000. Second, a project for the business machine market which was lost during the third quarter of fiscal 1995 had shipments of $676,000 during the first quarter last year. Third, shipments for an end of life project for the business machine market were off $195,000.

Sales and operating income at the Fluid Power Group grew 14% and 19%, respectively. Milwaukee Cylinder posted double digit gains in both sales and operating income as a result of increased demand across a broad range of customers. Power Gear had another good quarter with all three of its core product lines contributing favorably. The quarter also marked the first shipments of Power Gear's newest product line -- the drive mechanism for slide-out rooms in the recreational vehicle market.

The Company's medical business had an excellent quarter, with operating income up significantly on a sales increase of 37%. The sales increase was due to gains in market share across several product lines. A combination of product mix, higher volume and improved operating efficiencies resulted in improved operating income.

Cash Flows and Liquidity

Cash provided from operating activities was $2.6 million for the quarter, down from $3.3 million for the same period last year. This decrease was due to a $980,000 increase in inventory. Inventories at Custom Components, Medical, and Fluid Power increased $320,000, $211,000 and $446,000, respectively. The increase at the Custom Components Group was the result of a larger than anticipated drop in volume. For the Medical Group, while inventory increased, inventory turns were unchanged. Fluid Power's inventories were up due to the combination of increased lead times for certain materials at Milwaukee Cylinder, plus the introduction of the new product at Power Gear.

FORM 10-Q 6/30/95

Commitments for capital expenditures (investing activities) did not include any significant amounts in excess of a normal level of replacement and improvements to facilities and equipment.

Under the Company's program to repurchase up to 10% of its shares, 45,000 shares were acquired for $624,000 during the quarter. To date 87,500 shares have been repurchased under the plan at a cost of $1,193,000.

At June 30, 1995 the Company had working capital of $29,418,000. Working capital consisted of $16,404,000 of cash and cash equivalents. Management anticipates that this liquidity plus internally generated funds provided by operations will be sufficient to cover known demands for uses of working capital.


Outlook

Order backlog on June 30, 1995 was $14,465,000 versus $11,809,000 one year ago. Backlog at both Medical and Fluid Power increased while Custom Component's backlog was flat.



                           PART II OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

(a)      There are no documents filed as part of this report.

(b)      Reports on Form 8-K

         There were no form 8-K's filed during the quarter.

FORM 10-Q 6/30/95


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized to sign on behalf of the registrant and as principal financial officer.

                                        VERSA TECHNOLOGIES, INC.
                                        (Registrant)


Date:  August 10, 1995                  /s/ Robert M. Sukalich
                                        Vice President-Finance, Treasurer
                                        and Principal Financial Officer