Form 10-Q
period 1995-09-30
VERSA TECHNOLOGIES INC
filed 1995-10-31
CIK 320357

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               *****************


    For Quarter Ended September 30, 1995       Commission file number 0-5240



                            VERSA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                   39-1143618
-----------------------------------           ---------------------
  (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)               Identification No.)



9301 Washington Avenue, Racine, Wisconsin              53406
------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code   414/886-1174
                                                  ----------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    YES  _______ NO

Common stock outstanding as of October 18, 1995 - 5,983,922 shares.

FORM 10-Q 9/30/95

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

                         PART I FINANCIAL INFORMATION
Item 1  Financial Statements
         Consolidated Balance Sheets                                   10-Q, Page 3
                 September 30, 1995 (Unaudited)
                  and March 31, 1995

         Consolidated Statements of Earnings                           10-Q, Page 4
                 Six months ended September 30, 1995
                 and 1994 (Unaudited)

         Consolidated Statements of Earnings                           10-Q, Page 5
                 Three months ended September 30, 1995
                 and 1994 (Unaudited)

         Consolidated Statements of Cash Flows                         10-Q, Page 6
                 Six months ended September 30, 1995
                 and 1994 (Unaudited)

         Notes to Consolidated Financial Statements                    10-Q, Page 7
                 (Unaudited)

Item 2  Management's Discussion and Analysis                           10-Q, Page 9
            of Financial Condition and Results of Operations

                           PART II OTHER INFORMATION

Item 4  Submission of Matters to Vote of Security Holders              10-Q, Page 10

Item 6  Exhibits and Reports on Form 8-K                               10-Q, Page 11

FORM 10-Q 9/30/95

VERSA TECHNOLOGIES, INC.
BALANCE SHEETS*

                                                                        September 30,                   March 31,
                                                                            1995                          1995
                                                                        ------------                    ---------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $ 14,214                    $ 15,967
Receivables, net of allowances                                                 10,541                       9,404
Inventories                                                                     8,466                       7,808
Prepaid expenses and taxes                                                      1,394                       1,733
                                                                             --------                    --------

Total current assets                                                           34,615                      34,912

PROPERTY, PLANT, AND EQUIPMENT**                                               20,306                      19,945

INTANGIBLES                                                                     1,546                       1,562

OTHER ASSETS                                                                      276                         361
                                                                             --------                    --------
                                                                             $ 56,743                    $ 56,780
                                                                             ========                    ========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $ 2,664                     $ 1,750
Accrued expenses                                                                3,121                       3,401
Income taxes                                                                      379                         495
Employee stock savings plan                                                       149                         119
                                                                             --------                    --------

Total current liabilities                                                       6,313                       5,765

DEFERRED INCOME TAXES                                                             549                         485

DEFERRED PENSION, DEFERRED
COMPENSATION AND POSTRETIREMENT
BENEFITS EXPENSE                                                                2,443                       2,462

SHAREHOLDERS' EQUITY                                                           47,438                      48,068
                                                                              -------                     -------
                                                                             $ 56,743                    $ 56,780
                                                                             ========                    ========


  * In thousands of dollars. March 31, 1995 figures condensed from audited financial statements.
 ** Net of accumulated depreciation of $24,718,000 at September 30, 1995 and $23,231,000 at March 31, 1995.

FORM 10-Q 9/30/95



VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*

Six Months ended September 30,                                                             1995                  1994
------------------------------                                                             ----                  ----
NET SALES                                                                              $ 34,354              $ 33,264
Cost of Sales                                                                            24,387                22,526
                                                                                        -------               -------

GROSS PROFIT                                                                              9,967                10,738

Selling and administrative expenses                                                       5,744                 5,878
                                                                                        -------               -------

OPERATING INCOME                                                                          4,223                 4,860
                                                                                        -------               -------

OTHER INCOME
Interest income                                                                             432                   348
Miscellaneous, net                                                                           85                    28
                                                                                       --------              --------
                                                                                            517                   376
                                                                                        -------               -------

EARNINGS BEFORE INCOME TAXES                                                              4,740                 5,236

INCOME TAXES                                                                              1,715                 1,940
                                                                                       --------               -------

NET EARNINGS                                                                            $ 3,025               $ 3,296
                                                                                        =======               =======

NET EARNINGS PER SHARE                                                                   $ 0.51                $ 0.55
                                                                                       ========              ========

Average shares outstanding                                                                5,995                 6,035
                                                                                       ========              ========



* Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

FORM 10-Q 9/30/95



VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*

Three Months ended September 30,                                                           1995                  1994
--------------------------------                                                           ----                  ----
NET SALES                                                                              $ 17,365              $ 16,481
Cost of Sales                                                                            12,625                11,041
                                                                                        -------               -------

GROSS PROFIT                                                                              4,740                 5,440

Selling and administrative expenses                                                       2,692                 2,867
                                                                                        -------               -------

OPERATING INCOME                                                                          2,048                 2,573
                                                                                        -------               -------

OTHER INCOME
Interest income                                                                             209                   164
Miscellaneous, net                                                                           55                    17
                                                                                       --------              --------
                                                                                            264                   181
                                                                                        -------               -------

EARNINGS BEFORE INCOME TAXES                                                              2,312                 2,754

INCOME TAXES                                                                                835                 1,015
                                                                                        -------              --------

NET EARNINGS                                                                            $ 1,447               $ 1,739
                                                                                        =======               =======

NET EARNINGS PER SHARE                                                                   $ 0.25                $ 0.29
                                                                                       ========              ========

Average shares outstanding                                                                5,978                 6,039
                                                                                       ========              ========



*Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

FORM 10-Q 9/30/95

VERSA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)*

Decrease in Cash and Cash Equivalents

Six months ended September 30,                                                          1995                 1994
-------------------------------                                                         ----                 ----
Cash flows from operating activities:
    Net earnings                                                                    $  3,025              $ 3,296
    Depreciation and amortization                                                      1,610                1,527
    Provision for losses on accounts receivable                                           34                   31
    Increase in current assets other than cash
     and cash equivalents                                                             (1,488)              (1,093)
    Increase in current liabilities                                                      548                  151
    Increase in deferred liabilities                                                      45                  158
    (Gain) Loss on disposition of equipment                                              (33)                   2
                                                                                    --------              -------
         Net cash provided by operating activities                                     3,741                4,072
                                                                                    --------              -------

Cash flows from investing activities:
    Capital expenditures                                                              (1,971)              (1,903)
    Proceeds from sale of plant and equipment                                             50                   10
    Other                                                                                 84                    7
                                                                                    --------              -------
          Net cash used in investing activities                                       (1,837)              (1,886)
                                                                                    --------              -------

Cash flows from financing activities:
    Dividends paid                                                                   (3,231)               (3,020)
    Purchase of treasury stock                                                         (624)
    Sale of stock under option plans                                                    198                   202
                                                                                    -------               -------
              Net cash used in financing activities                                  (3,657)               (2,818)
                                                                                    --------              -------

Decrease in cash and cash equivalents                                                (1,753)                 (632)

Cash and cash equivalents at beginning of period                                     15,967                17,611
                                                                                    -------               -------

Cash and cash equivalents at end of period                                          $14,214               $16,979
                                                                                    =======               =======

Supplemental Disclosures of Cash Flow Information

Cash paid during period for:
    Income taxes                                                                    $ 1,768               $ 2,087

*  Amounts are in thousands.

FORM 10-Q 9/30/95

                         NOTES TO FINANCIAL STATEMENTS

1.       Accounting Policies --

         The consolidated balance sheet as of September 30, 1995, the consolidated statements of earnings for the three-month and six-month periods ended September 30, 1995 and 1994, and the consolidated statements of cash flows for the six-month period ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

3.       Shareholders' Equity --

         Shareholders' equity is composed of the following elements (in thousands):


                                                                               September 30,         March 31,
                                                                                        1995               1995
                                                                                        ----               ----
             Common stock, par value $.01 per share                                  $    61           $    61
             Additional paid-in capital                                               18,668            18,710
             Retained earnings                                                        29,793            29,997
                                                                                     -------           -------
                                                                                      48,522            48,768
             Less treasury shares at cost                                              1,084               700
                                                                                     -------           -------
                                                                                     $47,438           $48,068
                                                                                     =======           =======



         Total shares of common stock outstanding net of treasury shares was 5,983,922 at September 30, 1995 and 6,011,822 at March 31, 1995.

FORM 10-Q 9/30/95

         During the six months ended September 30, 1995, 17,100 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), the Company's 1992 Incentive Stock Option Plan (the 1992 Plan) and the Company's 1993 Employee Stock Purchase and Payroll Savings Plan (the 1993 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

         As of September 30, 1995, 96,744 shares of common stock were reserved for issue under the Company's 1982 Plan; 292,000 shares were reserved for issue under the Company's 1992 Plan; 13,135 shares were reserved for issue under the Company's 1993 Plan; and 40,100 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

         During the six months ended September 30, 1995, retained earnings was credited with net income of $3,025,000 and charged with $3,231,000 for dividends paid (which included a $.35 per share special dividend).

4.       Earnings Per Share Calculation --

         Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

FORM 10-Q 9/30/95

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated sales for the six months increased $1,090,000, or 3.3% from the prior year. For the quarter, sales increased $884,000, or 5.4%. On a business group basis, the comparative sales in thousands were as follows:

                                                          Six Months                                 Three Months
                                                         -----------                                 ------------

                                                    1995               1994                    1995               1994
                                                    ----               -----                   ----               ----
 Custom Components                               $10,836             $14,579                 $5,148             $7,174

 Fluid Power                                      16,318              13,760                  8,437              6,811

 Medical                                           7,742               5,483                  4,045              2,777

    Less - interdivisional sales                    (542)               (558)                  (265)              (281)
                                                   -----               -----                  -----              -----

                                                 $34,354             $33,264                $17,365            $16,481
                                                 =======             =======                =======           ========

For the Custom Components Group, sales were down $3,743,000, or 26% for the six months. This drop in volume resulted in a small operating loss. Volume decreased due primarily to three factors. First, automotive related business was down $1,692,000. Second, on a comparative basis, a project for the business machine market which was lost during the third quarter of fiscal 1995, had shipments of $1,083,000 during the first six months last year. Third, shipments for an end-of-life project for the business machine market were down $483,000.

Sales and operating income at the Fluid Power Group grew 19% and 12%, respectively during the first six months. These results are ahead of expectations, even though profit margins were somewhat lower due to start-up costs associated with the introduction of Power Gear's slide-out systems for recreational vehicles. The slide-out product which was introduced during the first quarter has been well received by several key customers.

Sales at the Company's Medical Silicone business increased 41% with operating income increasing at a faster pace. The sales growth came from the company's core medical business assisted by increased sales of consumer related products. Product mix combined with higher volume resulted in improved operating income. The demand from this unit's core medical customers has created capacity constraints. The Company is in the early phases of implementing a two step plan to expand manufacturing capacity, during the next quarter and into fiscal 1997.

On a consolidated basis, while sales have increased 3% for the six months, operating income has declined 13%, or $637,000. The decline in operating income is attributable to Custom Components, where a 26% reduction in sales resulted in poor absorption of costs causing an over $2 million drop in operating income.

FORM 10-Q 9/30/95


Cash Flows and Liquidity

Cash provided from operating activities was $3.7 million for the six months, down from $4.1 million for the same period last year. This decrease was due to the drop in earnings versus the comparable period last year. Significant changes within current assets and liabilities since March 31, 1995 included increases of $1,171,000 and $658,000 in receivables and inventory, respectively, offset by a $914,000 increase in accounts payable. The growth in all three of the above noted categories was at our Fluid Power and Medical groups, where sales have increased significantly. The ratios of days sales in receivables and inventory turnover showed only slight deterioration from a year ago at the Fluid Power and Medical groups. As business has slowed at the Customer Components Group the same two ratios have slipped, with an increase in days sales outstanding of 7 days to 62, and a decrease in inventory turns of
1.2 to 6.2

Commitments for capital expenditures (investing activities) did not include any significant amounts in excess of a normal level of replacement and improvements to facilities and equipment.

Under the Company's program to repurchase up to 10% of its shares, 45,000 shares were acquired for $624,000 during the six months ended September 30, 1995 (all during the first quarter). To date 87,500 shares have been repurchased under the plan at a cost of $1,193,000.

At September 30, 1995, the Company had working capital of $28,302,000. Included in working capital was $14,214,000 of cash and cash equivalents. Management anticipates that this liquidity plus internally generated funds provided by operations will be sufficient to cover known demands for uses of working capital.


Outlook

Order backlog on September 30, 1995 was $11,962,000 versus $11,322,000 one year ago. Backlog at Medical increased, while it was flat at Fluid Power and down at Custom Components. Management is confident that our Fluid Power and Medical businesses will continue to generate steadily improving results. However, our optimism for the balance of the fiscal year is somewhat tempered by a lingering weakness in the automotive segment of our Custom Components Group.



                           PART II OTHER INFORMATION


Item 4 - Submission of Matters to Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Registrant was held on July 25, 1995.

(b) William P. Killian and Joan R. Lloyd were elected to serve as Class III directors with terms expiring in 1998. The terms of James E. Mohrhauser and Denis H. Carroll (Class I directors) and

FORM 10-Q 9/30/95

       Herman B. McManaway, Morris W. Reid and Thomas J. Magulski (Class II directors), continued after the meeting.

(c) The appointment of Deloitte & Touche, L.L.P. as independent auditors for the year ending March 31, 1996 was ratified.

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

                                             VERSA TECHNOLOGIES, INC.
                                             ---------------------------------
                                             (Registrant)

Date:  October 31, 1995                      /s/ Robert M. Sukalich
                                             ---------------------------------
                                             Vice President-Finance, Treasurer
                                             and Principal Financial Officer