Form 10-Q
period 1995-12-31
VERSA TECHNOLOGIES INC
filed 1996-01-31
CIK 320357

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                              *****************

For Quarter Ended December 31, 1995             Commission file number 0-5240



                          VERSA TECHNOLOGIES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Delaware                                          39-1143618
 --------------------------------                       ------------------
  (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                         Identification No.)



9301 Washington Avenue, Racine, Wisconsin                   53406
---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code      414/886-1174
                                                  -------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    YES         NO
                                           ------      ------


Common stock outstanding as of January 17, 1996 - 5,948,722 shares.

FORM 10-Q 12/31/95

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

        Consolidated Balance Sheets                                     10-Q, Page 3
                December 31, 1995 (Unaudited)
                and March 31, 1995

        Consolidated Statements of Earnings                             10-Q, Page 4
                Nine months ended December 31, 1995
                and 1994 (Unaudited)

        Consolidated Statements of Earnings                             10-Q, Page 5
                Three months ended December 31, 1995
                and 1994 (Unaudited)

        Consolidated Statements of Cash Flows                           10-Q, Page 6
                Nine months ended December 31, 1995
                and 1994 (Unaudited)

        Notes to Consolidated Financial Statements                      10-Q, Page 7
                (Unaudited)

Item 2  Management's Discussion and Analysis                            10-Q, Page 9
           of Financial Condition and Results of Operations

                          PART II OTHER INFORMATION

Item 5  Management Change                                               10-Q, Page 11

Item 6  Exhibits and Reports on Form 8-K                                10-Q, Page 11


FORM 10-Q 12/31/95

Versa Technologies, Inc.
BALANCE SHEETS*

                                                   December 31,     March 31,
                                                       1995           1995
                                                   ------------    -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                               $15,821        $15,967
Receivables, net of allowances                            9,281          9,404
Inventories                                               7,630          7,808
Prepaid expenses and taxes                                1,230          1,733
                                                   ------------    -----------

Total current assets                                     33,962         34,912

PROPERTY, PLANT, AND EQUIPMENT**                         20,585         19,945
INTANGIBLES                                               1,537          1,562
OTHER ASSETS                                                272            361
                                                   ------------    -----------

                                                        $56,356        $56,780
                                                   ============    ===========
LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                         $2,086         $1,750
Accrued expenses                                          3,043          3,401
Income taxes                                                438            495
Employee stock savings plan                                 168            119
                                                   ------------    -----------
Total current liabilities                                 5,735          5,765

DEFERRED INCOME TAXES                                       632            485
DEFERRED PENSION, DEFERRED COMPENSATION
AND POSTRETIREMENT BENEFIT EXPENSE                        2,395          2,462
SHAREHOLDERS' EQUITY                                     47,594         48,068
                                                   ------------    -----------
                                                        $56,356        $56,780
                                                   ============    ===========


 * In thousands of dollars. March 31, 1995 figures condensed from audited financial statements.
** Net of accumulated depreciation of $25,321,000 at December 31, 1995 and $23,231,000 at March 31, 1995.

FORM 10-Q 12/31/95



Versa Technologies, Inc.
STATEMENTS OF EARNINGS (Unaudited)*

Nine months ended December 31, 1995                        1995           1994
                                                           ----           ----
NET SALES                                               $50,840        $49,418
Cost of Sales                                            36,542         33,527
                                                   ------------    -----------

GROSS PROFIT                                             14,298         15,891

Selling and administrative expenses                       8,295          8,707
                                                   ------------    -----------

OPERATING INCOME                                          6,003          7,184
                                                   ------------    -----------
OTHER INCOME
Interest income                                             620            521
Miscellaneous, net                                           90             34
                                                   ------------    -----------
                                                            710            555
                                                   ------------    -----------

EARNINGS BEFORE INCOME TAXES                              6,713          7,739

Income Taxes                                              2,430          2,861
                                                   ------------    -----------

NET EARNINGS                                             $4,283         $4,878
                                                   ============    ===========
NET EARNINGS PER SHARE                                    $0.72          $0.81
                                                   ============    ===========
Average shares outstanding                                5,985          6,040
                                                   ============    ===========


* Amounts are in thousands except earnings per share.
  Interim results are not necessarily indicative of full year and are subject to audit.

FORM 10-Q 12/31/95

Versa Technologies, Inc.
STATEMENTS OF EARNINGS (Unaudited)*


Three Months ended December 31, 1995                       1995           1994
                                                           ----           ----
NET SALES                                               $16,486        $16,154
Cost of Sales                                            12,155         11,001
                                                   ------------    -----------

GROSS PROFIT                                              4,331          5,153

Selling and administrative expenses                       2,551          2,829
                                                   ------------    -----------

OPERATING INCOME                                          1,780          2,324
                                                   ------------    -----------

OTHER INCOME)
Interest income                                             188            173
Miscellaneous, net                                            5              6
                                                   ------------    -----------
                                                            193            179
                                                   ------------    -----------

EARNINGS BEFORE INCOME TAXES                              1,973          2,503

Income Taxes                                                715            921
                                                   ------------    -----------

NET EARNINGS                                             $1,258         $1,582
                                                   ============    ===========

NET EARNINGS PER SHARE                                    $0.21          $0.26
                                                   ============    ===========

Average shares outstanding                                5,964          6,048
                                                   ============    ===========


 * Amounts are in thousands except earnings per share.
   Interim results are not necessarily indicative of full year and are subject to audit.

FORM 10-Q 12/31/95

Versa Technologies, Inc.
Consolidated Statements of Cash Flows (Unaudited)*
Decrease in Cash and Cash Equivalents

Nine months ended December 31:                                1995         1994
                                                              ----         ----
    Net earnings                                           $ 4,283      $ 4,878
    Depreciation and amortization                            2,420        2,281
    Provision for losses on accounts receivable                 52           51
    Decrease (Increase) in current assets other than cash
    and cash equivalents                                       752         (396)
    Decrease in current liabilities                            (31)         (34)
    Increase in deferred liabilities                            80          313
    (Gain) Loss on disposition of equipment                    (20)           2
                                                             -----        -----
       Net cash provided by operating activities             7,536        7,095
                                                             -----        -----
Cash flows from investing activities:
    Capital expenditures                                    (3,068)      (5,156)
    Proceeds from sale of plant and equipment                   53           10
    Other                                                       89           13
                                                             -----        -----
       Net cash used in investing activities                (2,926)      (5,133)
                                                             -----        -----

Cash flows from financing activities:
    Dividends paid                                          (3,829)      (3,564)
    Purchase of treasury stock                              (1,205)
    Sale of stock under option plans                           278          331
                                                             -----        -----
         Net cash used in financing activities              (4,756)      (3,233)
                                                             -----        -----

Decrease in cash and cash equivalents                         (146)      (1,271)

Cash and cash equivalents at beginning of period            15,967       17,611
                                                            ------       ------

Cash and cash equivalents at end of period                 $15,821      $16,340
                                                           =======      =======

Supplemental Disclosures of Cash Flow Information

Cash paid during period for:
    Income taxes                                           $ 2,342      $ 3,070


*  Amounts are in thousands.

FORM 10-Q 12/31/95


                        NOTES TO FINANCIAL STATEMENTS

1.      Accounting Policies --

        The consolidated balance sheet as of December 31, 1995, the consolidated statements of earnings for the three-month and nine-month periods ended December 31, 1995 and 1994, and the consolidated statements of cash flows for the nine-month period ended December 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Versa Technologies, Inc. and subsidiaries for the year ended March 31, 1995.

2.      Inventories --

        Interim inventories are based on perpetual records which are partially verified by interim physical counts.

3.      Shareholders' Equity --

        Shareholders' equity is composed of the following elements (in thousands):



                                                                     December 31,         March 31,
                                                                            1995              1995
                                                                            ----              ----
             Common stock, par value $.01 per share                      $    61           $    61
             Additional paid-in capital                                   18,663            18,710
             Retained earnings                                            30,450            29,997
                                                                         -------           -------
                                                                          49,174            48,768
             Less treasury shares at cost                                  1,580               700
                                                                         -------           -------
                                                                         $47,594           $48,068
                                                                         -------           -------



        Total shares of common stock outstanding net of treasury shares was 5,948,772 at December 31, 1995 and 6,011,822 at March 31, 1995.

FORM 10-Q 12/31/95

        During the nine months ended December 31, 1995, 23,450 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), the Company's 1992 Incentive Stock Option Plan (the 1992 Plan) and the Company's 1993 Employee Stock Purchase and Payroll Savings Plan (the 1993 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

        As of December 31, 1995, 90,394 shares of common stock were reserved for issue under the Company's 1982 Plan; 292,000 shares were reserved for issue under the Company's 1992 Plan; 12,935 shares were reserved for issue under the Company's 1993 Plan; and 35,100 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

        During the nine months ended December 31, 1995, retained earnings was credited with net income of $4,283,000 and charged with $3,829,000 for dividends paid (which included a $.35 per share special dividend).

4.      Earnings Per Share Calculation --

        Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

FORM 10-Q 12/31/95

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated sales for the nine months increased $1,422,000, or 2.9% from the prior year. For the quarter, sales increased $332,000, or 2.1%. On a business group basis, the comparative sales in thousands were as follows:


                                          Nine Months               Three Months
                                          -----------               ------------
                                     1995            1994         1995            1994
                                     ----            ----         ----            ----
Custom Components                 $15,336         $20,458       $4,500          $5,879
Fluid Power                        24,907          21,329        8,619           7,569
Medical                            11,282           8,425        3,541           2,942
 Less - interdivisional sales        (685)           (794)        (174)           (236)
                                  -------         -------       ------         -------
                                  $50,840         $49,418      $16,486         $16,154
                                  =======         =======      =======         =======


For the Custom Component Group, sales were down $5,122,000, or 25% for the nine months. This drop in volume resulted in an operating loss. Year-to-date volume decreased due primarily to two factors: first, automotive related business was down $2,353,000; and second, on a comparative basis, a project for the business machine market which ended during the third quarter of fiscal 1995, had shipments of $1,271,000 during the first nine months last year. For the third quarter of fiscal 1996, sales were down $1,379,000 or 23%. This decline was due, primarily to a $660,000 decline in automotive-related business at our industrial silicone company, Moxness Products, Inc. and a $354,000 drop in volume at Moxness Thermoplastics.

Sales and operating income at the Fluid Power Group grew 17% and 11% respectively for the nine months. Sales, on both a year-to-date and quarterly basis, were up due to Power Gear's slide-out system for recreational vehicles, which was introduced during the first quarter. While gross profit dollars have increased, gross margin as a percentage of sales is down slightly, primarily for two reasons: first, start-up costs associated with the introduction of the slide-out; and second, a shift in product mix to more Power Gear systems. Gross margins at Power Gear have historically been below those of Milwaukee Cylinder. Volume at Power Gear has been growing more rapidly than at Milwaukee Cylinder. It now accounts for approximately 50% of the Fluid Power Group's total sales.

Sales and operating income at the Company's medical silicone business increased 34% and 38% respectively for the nine months. The sales growth, on both a year-to-date and quarterly basis, came from the Company's core medical business and increased sales of consumer related products. For the nine months, higher volume resulted in improved operating income. For the quarter, sales were up 20% while operating income was down. The decrease in operating income was due to a temporary shift in

FORM 10-Q 12/31/95

product mix along with higher expenses associated with investments made in engineering and technical resources. Management expects operating income will return to historical levels during the fourth quarter.

On a consolidated basis, while sales have increased 2.9% for the nine months, operating income has declined 16% or $1,181,000. The decline in operating income is due to Custom Components, where a 25% reduction in sales resulted in poor absorption of costs causing a $2.9 million drop in operating income.

Cash Flows and Liquidity

Cash provided from operating activities was $7.5 million for the nine months,
up from $7.1 million for the same period last year.   This increase, in spite
of a $595,000 drop in earnings, was due to changes within two categories: first, prepaids decreased $503,000. This change related to the reduction of in-progress tool projects at our Moxness Thermoplastics division. Second, accounts payable increased $336,000.

Commitments for capital expenditures (investing activities) did not include any significant amounts in excess of a normal level of replacement and improvements to facilities and equipment.

Under the Company's program to repurchase up to 10% of its shares, 86,500 shares were acquired for $1,205,000 during the nine months ended December 31, 1995. To date, 129,000 shares have been repurchased under the plan at a cost of $1,774,000.

At December 31, 1995, the Company had working capital of $28,227,000. Included in working capital was $15,821,000 of cash and cash equivalents. Management anticipates that this liquidity plus internally generated funds provided by operations will be sufficient to cover known demands for uses of working capital.


Outlook

Order backlog on December 31, 1995 was $13,608,000 versus $14,685,000 one year ago. Backlog at both Medical and Fluid Power increased, while it was down $3.0 million at Custom Components. Management is confident that our Fluid Power and Medical businesses will finish out the year on a strong note. However, the overall results for the fourth quarter will be down from the same period last year due to the current situation at the Custom Components Group.

FORM 10-Q 12/31/95

                          PART II OTHER INFORMATION

Item 5 - Management Change

Subsequent to the end of the quarter, effective January 3, 1996, Raymond T. Aexel resigned as President and Chief Operating Officer of Mox-Med/Moxness. Thomas J. Magulski, President and Chief Operating Officer of the Company will assume the responsibilities associated with the position until a replacement has been found.

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

                                          VERSA TECHNOLOGIES, INC.
                                          ------------------------
                                          (Registrant)


Date:  January 31, 1996                    /s/ Robert M. Sukalich
                                           ------------------------
                                           Vice President-Finance, Treasurer
                                           and Principal Financial Officer