Form 10-K405
period 1996-03-31
VERSA TECHNOLOGIES INC
filed 1996-06-19
CIK 320357

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 1996
                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. /X/

     Aggregate market value of Versa Technologies, Inc. Common Stock, held by non-affiliates as of May 31, 1996, was $72,209,214.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of May 31, 1996: 5,620,298 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Versa Technologies, Inc. 1996 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

2. Portions of Versa Technologies, Inc. Notice of Annual Meeting and Proxy Statement dated June 17, 1996 (Parts I and III of Form 10-K)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     The Company conducts its business through three operating groups. The Custom Components Group manufactures and markets component parts from industrial silicones, phenolic and thermoset plastics, and plastic and thermoplastic elastomers for special sectors of the industrial equipment, automotive, specialty electronics, and consumer products markets. Medical manufactures and markets silicone rubber components for the medical device and consumer products markets. The Fluid Power Group manufactures and markets standard and specially designed hydraulic and pneumatic cylinders for a wide variety of applications, and hydraulically- and electrically-powered proprietary systems for the transportation, construction and recreational vehicle markets.

(b) Financial Information About Industry Segments

     The sales and operating income of each industry segment and the identifiable assets attributable to each industry segment for the three years ended March 31, 1996, are set forth in Note 11 of the Notes to Consolidated Financial Statements on page 21 and 22 of the Company's 1996 Annual Report to Stockholders, which note is incorporated herein by reference.

(c) Narrative Description of Business

                            CUSTOM COMPONENTS GROUP

     Moxness Products, Inc. (Moxness) is a value-added manufacturer of custom molded and extruded silicone rubber components for special sectors of the industrial equipment, business and computer equipment, specialty electronics, automotive and commercial appliance markets. Moxness has been a custom fabricator of silicone rubber components since 1952. Key to the company's success has been the sophistication of its manufacturing and quality control facilities, its in-house tooling and compounding capabilities, and the expertise of its engineering staff who assist customers in product design and selection of appropriate materials. To further enhance its capabilities, Moxness has invested heavily in state-of-the-art manufacturing, research and testing equipment and added engineering talent with the expertise needed to support sales into more technically demanding applications. The company recently installed a class 100,000 industrial clean room at its East Troy, Wisconsin plant to allow for the manufacture of parts with higher cleanliness standards.

     Silicone rubber is an inert material which has unique properties, including its resistance to temperature extremes and the adverse effects of sunlight, ozone, moisture and chemicals. Beyond its unique physical properties, it is suitable for many applications because it can be bonded to metals, glass, rigid plastics and ceramics. Moxness manufactures a wide variety of custom molded and extruded silicone rubber products from silicone bases which it compounds to meet customers' specific requirements for strength, temperature tolerance, hardness, color and other properties. Molded silicone rubber is formed in injection presses, in specially-designed Mox-O-Matic top transfer presses, or in standard molding presses. Silicone rubber is either press-cured only, or press-cured and post-cured in ovens. Extruded silicone rubber products are heat cured in vulcanizing tunnels.

     Moxness Products, Inc. fabricates custom-engineered silicone rubber products for the automotive, electrical, commercial appliance, general industrial and business equipment markets. Automotive applications include grommets and gaskets used to seal under-the-hood electrical connections, as well as keypads for keyless entry systems and remote control transmitters. Other applications include door seals for commercial ovens and autoclave sterilizers, molded and extruded seals for storage systems on large computers, tapes and extruded wire cables for electrical applications, and silicone coated rollers for laminating equipment and laser printers.

     Through its two plastics companies, Moxness Thermoplastics, Inc. and Lovdahl Manufacturing, the Custom Components Group manufactures products from phenolics, thermoplastic elastomers, and other thermoset materials for a variety of industrial and consumer applications. Lovdahl Manufacturing molds parts for small engines, power tools, housewares, and electrical applications. Moxness Thermoplastics molds parts for automotive applications and consumer-related products.

MARKETING

     Moxness' markets its capabilities nationwide. Approximately 75% of sales are by internal sales personnel. The balance of sales are through six independent manufacturers' representatives.

     Moxness' strategy is to focus its sales and engineering efforts on those market niches that demand a higher level of product quality and engineering expertise.

     The capabilities of the two plastic operations are marketed through the respective organizations' representatives, augmented by the sales and marketing staff of Moxness.

COMPETITION

     The Custom Components Group competes directly with a number of manufacturers who provide silicone rubber and plastic components, and indirectly with manufacturers of parts from other elastomers. The major portion of production from silicone rubber and all production from plastics are manufactured for specific customers. The Group competes by providing exceptional quality and service and expert assistance in the design of component parts, production tooling, and material selection and/or formulation. Silicone rubber is most commonly used in applications where its unique properties are either essential or afford a significant advantage over less expensive elastomers. Competition may also take the form of customers developing their own in-house capability to produce silicone rubber or plastic components.

CUSTOMERS

     A majority of customers for the Company's silicone rubber and plastic products are manufacturers who incorporate the components into products they manufacture such as business machines, automobiles, and electronic equipment. There was one significant customer which accounted for 11% of this group's fiscal 1996 sales. There were no customers during fiscal 1995 or 1994 which exceeded 10% of sales.

ORDER BACKLOG

     As of March 31, 1996, the order backlog for the Custom Components Group was $7,787,000 compared to $8,540,000 a year earlier. It is anticipated that the order backlog is firm and will be filled within the current fiscal year.

                                 MEDICAL GROUP

     In July 1983, the Company established a separate division to administer and expand the marketing of silicone rubber components to the medical device market.

     On November 14, 1994, the Company announced plans to centralize key functions of its two silicone businesses, Moxness Products, Inc., headquartered in Racine, WI, and Mox-Med, Inc. in Portage, Wisconsin to more efficiently use the talents within these business units. Human resources, finance, purchasing, manufacturing planning, and engineering development have been combined to serve both units. However, specialization in field sales, customer service, marketing and applications engineering have been retained to ensure that the unique needs of the Company's medical and industrial customers are met.

     One of the most significant areas for the application of silicone rubber is the medical device market. Manufacturers recognize that silicone rubber offers distinct advantages over other elastomers and polymers. Silicone rubber has many physical properties critical to the health care industry including biocompatibility, radiation and heat resistance, chemical and fluid resistance, tear resistance, cohesion and flexibility. Properly formulated and cured silicone rubber is odorless and tasteless. It will not support bacterial growth and does not irritate the skin or other organs. Because of its superior resistance to chemicals and temperature extremes, silicone rubber can withstand common sterilization methods.

     Mox-Med extrudes silicone tubing for a wide range of applications, including drug delivery systems, peristaltic pumps, surgical and wound drains, intravenous and enteral feeding lines, dialysis tubes, catheters, and blood sampling lines. The company produces tubing in an unlimited number of sizes and configurations. Diameters range from 0.01" to several inches. Other silicone extrusions include vessel loops and surgical paws used to identify and clamp off blood vessels during surgery, and tapes used in the manufacture of check valves for a variety of applications. Molded silicone parts include diaphragms which provide precise metering or regulation of fluid and air flow in intravenous pumps, dialysis machines and respirators, duck bills and check valves used to control fluid or gas in intravenous lines and anesthetic equipment, and silicone infusion sleeves and test chambers are used in cataract surgery.

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

MARKETING

     Medically-related silicone rubber components are marketed exclusively through Company sales and marketing personnel.

CUSTOMERS

     Customers are primarily manufacturers of medical devices. There were two significant customers for Medical's products in fiscal 1996. As a percent of total Medical sales the two customers individually accounted for 19% and 10%. During fiscal 1995 there were three customers who individually accounted for 11%, 10% and 10% of sales. There were no customers during fiscal 1994 which accounted for more than 10% of Medical's sales.

COMPETITION

     While there are a number of manufacturers providing similar products and services, Mox-Med's overall capabilities and years of experience give the company an advantage over its competitors. The company's strengths include its engineering, tool making, and manufacturing expertise. Competition may also take the form of customers developing in-house capabilities to produce components currently manufactured by Mox-Med.

ORDER BACKLOG

     As of March 31, 1996, the order backlog was $4,569,000 compared to $4,686,000 one year ago. It is anticipated that the order backlog is firm and will be filled within the current fiscal year.

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

     Sales to the U.S. Government which could be subject to re-negotiation represent an immaterial portion of the business of the Custom Components Group, and none of Medical's business.

                               FLUID POWER GROUP

     The Company's Fluid Power group is comprised of two operating units. Milwaukee Cylinder manufactures specially engineered cylinders, pressure boosters, valves and fluid power products, as well as a standard line of hydraulic and pneumatic cylinders. Power Gear manufactures hydraulically- and electrically-powered proprietary systems.

MILWAUKEE CYLINDER

     Cylinders convert liquid or air pressure into mechanical force. There are several variables in cylinder design, such as bore (diameter of the cylinder), stroke (length of the piston rod in extended and retracted positions) and pressure application. Milwaukee Cylinder's standard line of cylinders include bore variables from 1 1/8 inches up to 14 inches, stroke of up to 14 feet, and pressure capacity of up to 5,000 pounds per square inch. The company stocks cylinder parts within its standard range of variables allowing for the rapid assembly and prompt delivery of cylinders to customer specifications. Approximately 60% of the sales of fluid power components is attributable to standard hydraulic and pneumatic cylinders and replacement parts. Remaining sales consist of hydraulic and pneumatic cylinders and other fluid power components custom engineered and manufactured to meet customer specifications.

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

     The company's ability to offer strong engineering assistance, fast and reliable delivery and high performance products enables it to meet its customers' specific technological demands. The company has many long-standing relationships with customers, built on years of service and the quality of its products.

POWER GEAR(TM)

     In 1981 Versa/Tek purchased the Power Gear product line. It consisted of a single device, a hydraulic jack designed to raise and lower a truck trailer to dock height. At the time it was sold to one customer, albeit the nation's leading parcel carrier. While the company is still serving that customer, this system was adopted by other fleets and remains a mainstay in Power Gear's sales mix. However, Power Gear's expertise in hydraulic systems has since been applied to a broad range of new applications and new customers.

     Power Gear's line of hydraulically powered devices are used to level and stabilize a variety of on and off-the-road vehicles, as well as rail and cargo containers. Off-the-road applications include portable cement and asphalt factories which are set up at the site of major construction projects. Power Gear is the exclusive supplier to 12 of the 15 manufacturers of this type of equipment.

     During fiscal 1994, Power Gear entered the recreational vehicle market. Its initial offering was a specially designed leveling system for the high-end motorhome market. These fully featured homes on wheels demand leveling to within 3 degrees of fully horizontal to ensure optimal performance of all systems. Power Gear is the exclusive supplier of these systems to two of the country's largest manufacturers of upscale motorhomes.

     During fiscal 1996, Power Gear introduced its new product line, "slide-outs," for the RV industry. These electrically-powered systems act as the drive mechanism for slide-out rooms on trailers and motor homes. Manufacturers are offering trailers and motor homes with 8' to 16' long rooms that can automatically telescope outward, expanding the room an additional 3 feet when the vehicle is parked. This feature has become extremely popular, with manufacturers now offering more than one slide-out on an individual trailer or motor home.

MARKETING

     Milwaukee Cylinder's fluid power components, which represent approximately 45% of this Group's sales, are marketed in the Midwest where there is a heavy concentration of machine tool, materials handling and heavy equipment manufacturing. The balance of the company's sales occur nationwide with a nominal portion in Canada and the United Kingdom. Milwaukee Cylinder has representation agreements with 46 active fluid power sales engineering firms which maintain offices in the United States, Canada and the European Common Market. Direct sales account for approximately 30% of fluid power component sales.

     Power Gear's product line is marketed directly and through two outside sales representatives to end users or original equipment manufacturers in the United States and Canada. Regular advertising is placed in trade journals.

COMPETITION

     Milwaukee Cylinder has several large competitors for fluid power components and many competitors of comparable size. In addition, the company also faces competition from manufacturers of fluid power substitutes. Milwaukee Cylinder's sales to its diverse customer base remains strong. The company has many long-term relationships with customers built on its reputation for engineering expertise, product quality and ability to respond quickly.

     The Company is not aware of any other manufacturers of hydraulically operated Power Gear systems for the transportation industry. There are several competitors for Power Gear's slide-out systems for the recreational vehicle market.

CUSTOMERS

     There was one significant customer for the Group's fluid power products in fiscal 1996, 1995, and 1994. As a percent of total Group sales, one customer accounted for 26% in fiscal 1996, 22% in fiscal 1995, and 17% in fiscal 1994.

ORDER BACKLOG

     As of March 31, 1996, the order backlog for the Fluid Power Group was $4,392,000 compared to $2,548,000 one year earlier. All of the order backlog is firm and will be filled within the current fiscal year.

MISCELLANEOUS DATA

     Raw materials are readily available from several alternate sources.

     Business is not seasonal and working capital requirements are not significant. Terms of sales are net 30 days.

     Sales to the U.S. Government which could be subject to negotiation represent an immaterial portion of the business of the Fluid Power Group.

                            THE BUSINESS IN GENERAL

     The Company does maintain a corporate research and development department specifically related to one product line. The total amount spent during fiscal 1996 was not material. At the business units, research and development expenditures are a function of the respective engineering departments and are specific to customer projects. Costs associated with these projects are combined with the overall engineering department costs.

     It is the opinion of management that compliance with Federal, State and local provisions which regulate the discharge of materials into the environment, or relate to the protection of the environment, will not require significant capital expenditures or materially affect future earnings.

     The Company had minimal foreign sales and has no foreign operations.

                              SIGNIFICANT CUSTOMER

     There was one customer which accounted for more than 10% of consolidated revenues during fiscal 1996. This customer's percentage of consolidated revenues during fiscal 1996, 1995 and 1994 were 14%, 9.6% and 7.2% respectively.

                                   EMPLOYEES

     As of March 31, 1996, the Company had 552 active full-time employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     At March 31, 1996, the names and ages of all executive officers of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons.

                                                                                     FIRST
                                                                                    ELECTED
             NAME                                    OFFICES                        OFFICER    AGE
- ------------------------------   ------------------------------------------------   -------    ---
James E. Mohrhauser...........   Chief Executive Officer & Chairman of the Board      1970     73
                                 of Directors of the Company
Thomas J. Magulski............   President & Chief Operating Officer of the           1993     52
                                 Company and
Robert M. Sukalich............   Vice President Finance Treasurer & Assistant         1992     37
                                 Secretary of the Company
David J. McKendrey............   President and Chief Operating Officer of             1982     58
                                 Milwaukee Cylinder, the Company's Fluid Power
                                 Group

     All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the stockholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

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

ITEM 2 PROPERTIES

     The following table sets forth certain information with respect to the Company's principal facilities as of March 31, 1996:

                              SQUARE
                              FEET OF
        LOCATION            FLOOR SPACE                 DESCRIPTION AND PRINCIPAL USE
- -------------------------   -----------    -------------------------------------------------------
Racine, WI(1)............      62,000      Sprinklered brick and cement block building located on
                                           approximately three acres of land. Industrial silicone
                                           rubber products manufacturing and general office.
East Troy, WI(1).........      22,350      Sprinklered steel building on five acres of land.
                                           Industrial silicone rubber products manufacturing.
Wausau, WI(1)............      21,600      Sprinklered steel building on five acres of land.
                                           Industrial silicone rubber products manufacturing.
Portage, WI(1)...........      50,000      Sprinklered steel and brick building located on eleven
                                           acres of land. Medical silicone rubber products
                                           manufacturing.
Cudahy, WI(1)............      68,250      Sprinklered brick and steel building located on five
                                           acres of land. Fluid power products manufacturing and
                                           offices. The Company owns an additional fifteen acres
                                           of adjacent vacant land.
Beaver Dam, WI(1)........      32,300      Steel building located in an industrial park. Power
                                           Gear manufacturing and offices.
Racine, WI(2)............      13,700      Brick building located on main thoroughfare. Phenolic
                                           and thermoset plastic molding.
Stevensville, MI(1)......      24,300      Brick and steel building located in industrial area.
                                           Plastic and thermoplastic elastomer molding.
Sturtevant, WI(1)........       6,000      One story brick office building located on
                                           approximately three acres of land. Corporate
                                           headquarters.
Sturtevant, WI(1)........       6,650      Two story block building located on approximately three
                                           acres of land. Silicone research and development center
                                           and Information services.

- ---------------
(1) The Company owns these facilities. There are no debts secured by these properties.

(2) Leased facility. Lease expires in March 1997.

     All facilities are in good condition and, in the opinion of Management, suitable and adequate for their intended uses.

ITEM 3 LEGAL PROCEEDINGS

     There are no material proceedings pending to which the Company is a party, or to which any of its property is subject.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the fourth quarter.

                                    PART II

     All information for this Part is incorporated by reference to the Company's 1996 Annual Report to Shareholders, as follows:

ITEM                     CAPTION                     INFORMATION INCORPORATED BY REFERENCE TO:
- ----    ------------------------------------------   ------------------------------------------
 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND    Annual Report, page 31
        RELATED SECURITY HOLDER MATTERS
 6.     SELECTED FINANCIAL DATA                      Annual Report, pages 28 and 29
 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF      Annual Report, pages 24 through 26
        FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS
 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA   Annual Report, pages 14 through 23 and 27
 9.     CHANGES IN AND DISAGREEMENTS WITH            Not applicable
        ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

                                    PART III

     All information for this part, except that set forth under the sub-heading Executive Officers of the Registrant in Item 1(c) Part I, is incorporated by reference to the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders as follows:

ITEM                     CAPTION                     INFORMATION INCORPORATED BY REFERENCE TO:
- ----    ------------------------------------------   ------------------------------------------
10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE      Proxy Statement, pages 2 through 4; and
        REGISTRANT                                   Form 10-K Item 1(c) Part I, pages 10 and
                                                     11
11.     EXECUTIVE COMPENSATION                       Proxy Statement, pages 6 through 9
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        (a) Security ownership of certain beneficial owners and management is presented on
        pages   and   of the Company's Proxy Statement for the 1996 Annual Meeting of
            Shareholders, which data is incorporated herein by reference.
        (b) The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.
13.     CERTAIN RELATIONSHIPS AND RELATED            Not applicable
        TRANSACTIONS

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The consolidated financial statements together with the report thereon of Deloitte & Touche LLP presented on pages 14 through 23 of the Company's 1996 Annual Report to Shareholders, incorporated herein by reference.

     2) Financial Statement Schedules--

        Schedule VIII Valuation and Qualifying Accounts

Independent Auditors' Report on Financial Statement Schedules

All other schedules are omitted as they are not required, or the required information is shown in the consolidated financial statements or notes thereto.

Financial statements of the Registrant are omitted because it is primarily an operating company and all the subsidiaries included in the consolidated financial statements are wholly-owned.

     3) Exhibits

        3.1     Certificate of Incorporation of Versa Technologies, Inc. as amended and in effect on March 31, 1988 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1988).
        3.2     By-Laws of Versa Technologies, Inc., as in effect on March 31, 1992
                (incorporated by reference to Form 10-K for fiscal year ended March 31, 1992).
       10.2     Copy of 1982 Employee Incentive Stock Option Plan as amended (incorporated by reference to Form 10-K for fiscal year ended March 31, 1988).
       10.6     Copy of Supplemental Pension Agreement with Mr. James E. Mohrhauser, as amended through December 1, 1980 (incorporated by reference to Form 10-K, for fiscal year ended March 31, 1981).
       10.9     Copy of Versa Technologies, Inc. Divisional Executive Bonus Plan, as amended effective April 1, 1994 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).
       10.10    Copy of Versa Technologies, Inc. 1992 Employee Incentive Stock Option Plan
                (incorporated by reference to Form 10-K for fiscal year ended March 31, 1993).
       10.11    Copy of 1993 Employee Stock Purchase and Payroll Savings Plan (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).
       10.12    Copy of Deferred Compensation Plan for Executives which became effective April
                1, 1994 (incorporated by reference to Form 10-K for fiscal year ended March
                31, 1994).
       10.13    Copy of Employment Agreement with Mr. James E. Mohrhauser. The agreement is for the period April 1, 1994 through March 31, 1997 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).
       10.15    Copy of Versa Technologies, Inc.'s Stock Purchase and Dividend Reinvestment
                Plan (incorporated by reference to Form S-3 filed with the SEC on November 18,
                1994, file No. 33-86446).
       13.      Pages from the 1996 Annual Report to Stockholders which were incorporated by reference to Form 10-K.
       21.      Subsidiaries of Versa Technologies, Inc.
       23.      Consent of Independent Auditors.
       27.      Financial Data Schedule.

(b) Reports on Form 8-K:

     There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                   VERSA TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                                                                   DEDUCTIONS
                                                                                 (FOR BAD DEBTS
                                               BALANCE AT       ADDITIONS        WRITTEN OFF OR
                                               BEGINNING     CHARGED TO COSTS      INVENTORY        BALANCE AT
                DESCRIPTION                    OF PERIOD       AND EXPENSES       DISPOSED OF)     END OF PERIOD
- --------------------------------------------   ----------    ----------------    --------------    -------------
Deducted from receivables account in the
  balance sheets--
  Allowance for losses in collection, year
     ended:
     March 31, 1996.........................    $ 161,881        $ 91,901           $ 47,282         $ 206,501
     March 31, 1995.........................      189,000          51,529             78,648           161,881
     March 31, 1994.........................      116,000         107,221             34,221           189,000
Deducted from inventories account in the
  balance sheets--
  Reserve for obsolete inventory
     March 31, 1996.........................    $ 148,000        $ 36,000           $184,000         $     -0-
     March 31, 1995.........................      314,000         148,000            314,000           148,000
     March 31, 1994.........................          -0-         314,000                -0-           314,000

Deloitte & Touche logo                  ----------------------------------------
                                        411 East Wisconsin Avenue     Telephone:
                                        (414) 271-3000
                                        Milwaukee, Wisconsin 53202-4496

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Versa Technologies, Inc.:

     We have audited the consolidated financial statements of Versa Technologies, Inc. and subsidiaries as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 17, 1996 which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the methods of accounting for postretirement benefits other than pensions and accounting for income taxes to conform with Statement of Financial Accounting Standards No. 106 and No. 109, respectively; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Versa Technologies, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche signature

May 17, 1996

Deloitte Touche Tohmatsu International logo

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, Versa Technologies, Inc. has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Versa Technologies, Inc.

                                            by /s/ JAMES E. MOHRHAUSER

                                            ------------------------------------
                                               James E. Mohrhauser
                                             Chairman & Chief Executive Officer

                                            by /s/ ROBERT M. SUKALICH

                                            ------------------------------------
                                               Robert M. Sukalich
                                             Vice President, Treasurer &
                                               Assistant Secretary (Chief
                                               Financial Officer)

Date: June 17, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Versa Technologies, Inc. and in the capacities and on the dates indicated:

/s/ DENIS H. CARROLL
- ---------------------------------------------------
Denis H. Carroll, Director
June 17, 1996

/s/ HERMAN B. MCMANAWAY
- ---------------------------------------------------
Herman B. McManaway, Director
June 17, 1996

/s/ WILLIAM P. KILLIAN
- ---------------------------------------------------
William P. Killian, Director
June 17, 1996

/s/ JOAN R. LLOYD
- ---------------------------------------------------
Joan R. Lloyd, Director
June 17, 1996
/s/ MORRIS W. REID
- ---------------------------------------------------
Morris W. Reid, Director
June 17, 1996

/s/ JAMES E. MOHRHAUSER
- ---------------------------------------------------
James E. Mohrhauser, Director
June 17, 1996

/s/ THOMAS J. MAGULSKI
- ---------------------------------------------------
Thomas J. Magulski, Director
June 17, 1996

                                                                  File No 0-5240
                                EXHIBIT INDEX


                                                                  Sequential Page
 Designation of                                                 Number of Exhibit
  Exhibit                                                        or Incorporation
(Reg. S-K, Item 601)       Exhibit                                   Reference
- --------------------       -------                               ----------------

       3.1            Certification of Incorporation                                          (b)
                      of Versa Technologies, Inc.,
                      as amended

       3.2            By-Laws of Versa Technologies, Inc.                                     (c)

      10.2            1982 Employee Incentive Stock                                           (b)
                      Option Plan, as amended

      10.6            Supplemental Pension Agreement                                          (a)

      10.9            Divisional Executive Bonus Plan                                         (e)

      10.10           1992 Employee Incentive Stock Option Plan                               (d)

      10.11           1993 Employee Stock Purchase and                                        (e)
                       Payroll Savings Plan

      10.12           Deferred Compensation Plan for Executives                               (e)

      10.13           Employment Agreement with                                               (e)
                       Mr. James E. Mohrhauser

      10.15           Versa Technologies, Inc. Stock Purchase and                             (f)
                      Dividend Reinvestment Plan

      13 Pages from the 1996 Annual Report to Shareholders which were incorporated by reference to Form 10-K

      21              Subsidiaries of Versa Technologies, Inc.

      23              Consent of Independent Auditors

      27              Financial Data Schedule


(a) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1981.

(b) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1988.

(c) Incorporated by reference to Registrant's From 10-K for fiscal year ended March 31, 1992.

(d) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1993.

(e) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1994.

(f) Incorporated by reference to Registrant's Form S-3 filed with the SEC on November 18, 1994, file No. 33-86446.