Form 10-Q
period 1996-06-30
VERSA TECHNOLOGIES INC
filed 1996-08-12
CIK 320357

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               *****************


For Quarter Ended June 30, 1996                    Commission file number 0-5240



                            VERSA TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Delaware                                                 39-1143618
- --------------------------------                             -------------------
 (State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)




9301 Washington Avenue, Racine, Wisconsin                                53406
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code           414/886-1174
                                                  ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    YES          NO
                                         --------      -------
Common stock outstanding as of July 29, 1996 - 5,578,298 shares.

                            VERSA TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                                   I-N-D-E-X

                                                              Exhibit Reference
                                                              or Form 10-Q
                                                              Page Number
                                                              ------------------

                          PART I FINANCIAL INFORMATION

Item 1            Financial Statements


                  Consolidated Balance Sheets                     10-Q, Page 3
                  June 30, 1996 (Unaudited)
                  and March 31, 1996

                  Consolidated Statements of Earnings             10-Q, Page 4
                  Three months ended June 30, 1996
                  and 1995 (Unaudited)


                  Consolidated Statements of Cash Flows           10-Q, Page 5
                  Three months ended June 30, 1996
                  and 1995 (Unaudited)

                  Notes to Consolidated Financial Statements      10-Q, Page 6
                  (Unaudited)

      Item 2      Management's Discussion and Analysis            10-Q, Page 8
                  of Financial Condition and Results of Operations



                           PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K 10-Q, Page 9

VERSA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS*
- --------------------------------------------------------------------------------

                                               June 30,  March 31,
                                                 1996       1996
- --------------------------------------------------------------------------------
             ASSETS

             CURRENT ASSETS
             Cash and cash equivalents          $12,218    $14,746
             Receivables, net of allowances      10,410     11,410
             Inventories                          8,444      7,743
             Prepaid expenses and taxes           1,162      1,183
                                               --------  ---------

             Total current assets                32,234     35,082

             PROPERTY, PLANT, AND EQUIPMENT**    21,372     20,517

             INTANGIBLES                          1,521      1,530

             OTHER ASSETS                           205        309
                                               --------  ---------
                                                $55,332    $57,438
                                               ========  =========

               LIABILITIES AND EQUITY

               CURRENT LIABILITIES
               Accounts payable                 $ 2,767    $ 3,691
               Accrued expenses                   3,448      3,391
               Income taxes                         757         87
                                               --------  ---------

               Total current liabilities          6,972    7,169

               DEFERRED INCOME TAXES                785      820

               DEFERRED PENSION, DEFERRED
               COMPENSATION AND POSTRETIREMENT
               BENEFITS EXPENSE                   2,523    2,465

               SHAREHOLDERS' EQUITY              45,052   46,984
                                                -------  -------
                                                $55,332  $57,438
                                                =======  =======


* In thousands of dollars. March 31, 1996 figures condensed from audited financial statements.
** Net of accumulated depreciation of $26,389,000 at June 30, 1996 and $25,556,000 at March 31, 1996.

VERSA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)*


- --------------------------------------------------------------------------------
             Three Months ended June 30,             1996     1995
- --------------------------------------------------------------------------------

             NET SALES                            $19,365  $16,989
             Cost of Sales                         14,000   11,762
                                                  -------  -------

             GROSS PROFIT                           5,365    5,227

             Selling and administrative expenses    2,940    3,052
                                                  -------  -------

             OPERATING INCOME                       2,425    2,175
                                                  -------  -------

             OTHER INCOME
             Interest income                          160      223
             Miscellaneous, net                        34       30
                                                  -------  -------
                                                      194      253
                                                  -------  -------

             EARNINGS BEFORE INCOME TAXES           2,619    2,428

             INCOME TAXES                             975      880
                                                  -------  -------

             NET EARNINGS                         $ 1,644  $ 1,548
                                                  =======  =======

             NET EARNINGS PER SHARE               $  0.29  $  0.26
                                                  =======  =======

             Average shares outstanding             5,729    6,012
                                                  =======  =======




*Amounts are in thousands except earnings per share.  Interim results are not
necessarily indicative of full year   and are subject to audit.

VERSA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)*

(Decrease) Increase in Cash and Cash Equivalents

- --------------------------------------------------------------------------------
  Three months ended June 30,                                  1996      1995
- --------------------------------------------------------------------------------
  Cash flows from operating activities:
     Net earnings                                           $ 1,644   $ 1,548
     Depreciation and amortization                              857       816
     Provision for losses on accounts receivable                 15        18
     Decrease (Increase) in current assets other than cash
      and cash equivalents                                      279      (763)
     (Decrease) Increase in current liabilities                (207)      911
     Increase in deferred liabilities                           139        67
     Gain on disposition of equipment                             1         -
                                                            -------   -------
        Net cash provided by operating activities             2,728     2,597
                                                            -------   -------

  Cash flows from investing activities:
     Capital expenditures                                    (1,704)   (1,154)
     Other                                                       24        79
                                                            -------   -------
         Net cash used in investing activities               (1,680)   (1,075)
                                                            -------   -------

  Cash flows from financing activities:
     Dividends paid                                            (580)     (541)
     Purchase of treasury stock                              (3,105)     (624)
     Sale of stock under option plans                           109        80
                                                            -------   -------
          Net cash used in financing activities              (3,576)   (1,085)
                                                            -------   -------

  (Decrease) Increase in cash and cash equivalents           (2,528)      437

  Cash and cash equivalents at beginning of period           14,746    15,967
                                                            -------   -------

  Cash and cash equivalents at end of period                $12,218   $16,404
                                                            =======   =======

  Supplemental Disclosures of Cash Flow Information

  Cash paid during period for:
     Income taxes                                           $   356   $   430


*  Amounts are in thousands.

                         NOTES TO FINANCIAL STATEMENTS

1.   Accounting Policies --

     The consolidated balance sheet as of June 30, 1996 and the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Versa Technologies, Inc. and subsidiaries for the year ended March 31, 1996.

2.   Inventories --

     Interim inventories are based on perpetual records which are partially verified by interim physical counts.

3.   Shareholders' Equity --

     Shareholders' equity is composed of the following elements (in thousands):


                                                        June 30,   March 31,
                                                         1996       1996
                                                       ---------   ---------

     Common stock, par value $.01 per share            $       61  $    61
     Additional paid-in capital                            18,633   18,681
     Retained earnings                                     32,535   31,471
                                                          -------  -------
                                                           51,229   50,213
     Less treasury shares at cost                           6,177    3,229
                                                          -------  -------
                                                          $45,052  $46,984
                                                          =======  =======




     Total shares of common stock outstanding net of treasury shares was 5,608,298 at June 30, 1996 and 5,829,164 at March 31, 1996.

     During the three months ended June 30, 1996, 11,694 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), and the Company's 1992 Incentive Stock Option Plan (the 1992 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

     As of June 30, 1996, 78,700 shares of common stock were reserved for issue under the Company's 1982 Plan; 292,000 shares were reserved for issue under the Company's 1992 Plan; and 35,100 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

     During the three months ended June 30, 1996, retained earnings was credited with net income of $1,644,000 and charged with $580,000 for dividends paid.

4.   Earnings Per Share Calculation --

     Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated sales for the three months increased $2,376,000, or 14% from the prior year. On a divisional basis, the comparative sales in thousands were as follows:

                                    Three Months
                                 ------------------
                                    1996      1995
                                 -------   -------
Custom Components                $ 5,375   $ 5,688
Fluid Power                       10,969     7,881
Medical                            3,227     3,697
Less - interdivisional sales        (206)     (277)
                                 -------   -------
                                 $19,365   $16,989
                                 =======   =======

The Custom Components Group was down approximately 5% in sales and incurred a modest operating loss. The decline in sales was at Moxness Products and was related to the drop in volume on end of life automotive projects.

Sales and operating income at the Fluid Power group grew 39% and 35% respectively. Both Milwaukee Cylinder and Power Gear posted double digit gains in both sales and operating income. The fastest growth came from Power Gear where sales of its proprietary leveling and slide-out systems for the recreational vehicle market continue to be a major contributor.

Sales and operating income at the Company's medical business for the first quarter decreased 13% and 32% respectively. These results were directly linked to significant inventory adjustments made by key customers. Our relationships with these customers remain strong and we expect their volume to return to historical levels during the second half of our fiscal year. The decrease in operating income was due primarily to two factors: 1) the lower volume and resulting under absorption of cost and 2) higher operating expenses due to this business now being fully staffed versus the same period a year ago.

On a consolidated basis while sales dollars were up 17%, gross profit dollars increased only 3%. Gross profit as a percentage of sales decreased from 31% to 28% for the quarter ended June 30, 1996. There were two primary reasons for this drop. First, gross profit at our medical business declined by over $500,000 for the same reasons previously stated relating to operating income. Second, while gross profit dollars at Fluid Power have increased substantially, as a percentage of sales it has declined slightly due to the continued shift in product mix to more Power Gear systems. Gross margins at Power Gear have historically been below those of Milwaukee Cylinder. Power Gear accounted for approximately 60% of the Fluid Power Group's total sales during the first quarter.

Cash Flows and Liquidity

Cash provided from operating activities was $2.7 million for the quarter, up from $2.6 million for the same period last year. This modest improvement was due to higher earnings. Significant changes in the balance sheet since March 31, 1996, offset each other, with a decrease in accounts receivable and an increase in income taxes being offset by increased inventory and decreased accounts payable.

Commitments for capital expenditures (investing activities) did not include any significant amounts in excess of a normal level of replacement and improvements to facilities and equipment.

On May 20, 1996 the Board of Directors expanded the company's stock buy back program to 15% of outstanding shares from 10% authorized in February 1995. During the quarter 232,600 shares were acquired for $3,105,000. Through June 30, 1996, 492,300 shares of the total 900,000 authorized have been repurchased under the plan at a cost of $6,676,000.

At June 30, 1996 the Company had working capital of $25,262,000. Included in working capital consisted of $12,218,000 of cash and cash equivalents. Management anticipates that this liquidity plus internally generated funds provided by operations will be sufficient to cover known demands for uses of working capital.


Outlook

Order backlog on June 30, 1996 was $12,734,000 versus $15,447,000 one year ago. Backlog at both Medical and Custom Components decreased while Fluid Power's backlog was flat. Management expects that sales and earnings for the balance of fiscal 1997 will improve versus the same period last year.



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

                                             VERSA TECHNOLOGIES, INC.
                                             -------------------------
                                              (Registrant)



Date:  August 12, 1996                       /s/ Robert M. Sukalich
                                             ---------------------------------
                                             Vice President-Finance, Treasurer
                                             and Principal Financial Officer