Form 10-Q
period 1996-09-30
VERSA TECHNOLOGIES INC
filed 1996-11-14
CIK 320357

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               *****************


For Quarter Ended September 30, 1996               Commission file number 0-5240
                  ------------------                                      ------


                            VERSA TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                    39-1143618
--------------------------------                  -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)





9301 Washington Avenue, Racine, Wisconsin                   53406
------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code           414/886-1174
                                                             ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    YES          NO
                                           ----           ----
Common stock outstanding as of October 24, 1996 - 5,578,983 shares.

                            VERSA TECHNOLOGIES, INC.


                               AND SUBSIDIARIES

                                   I-N-D-E-X
                                                            Exhibit Reference
                                                            or Form 10-Q
                                                            Page Number


                          PART I FINANCIAL INFORMATION

Item 1  Financial Statements

         Consolidated Balance Sheets                                                 10-Q, Page 3
                 September 30, 1996 (Unaudited)
                 and March 31, 1996

         Consolidated Statements of Earnings                                         10-Q, Page 4
                 Six months ended September 30, 1996
                 and 1995 (Unaudited)

         Consolidated Statements of Earnings                                         10-Q, Page 5
                 Three months ended September 30, 1996
                 and 1995 (Unaudited)

         Consolidated Statements of Cash Flows                                       10-Q, Page 6
                 Six months ended September 30, 1996
                 and 1995 (Unaudited)

         Notes to Consolidated Financial Statements                                  10-Q, Page 7
                 (Unaudited)

Item 2  Management's Discussion and Analysis                                         10-Q, Page 9
            of Financial Condition and Results of Operations


                                               PART II OTHER INFORMATION

Item 4   Submission of Matters to Vote of Security Holders                           10-Q, Page 11

Item 5   Other Information                                                           10-Q, Page 11

Item 6   Exhibits and Reports on Form 8-K                                            10-Q, Page 12

VERSA TECHNOLOGIES, INC.
BALANCE SHEETS*

                                                                      September 30,                   March 31,
                                                                              1996                        1996
                                                                     ---------------                ------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                    $ 10,722                    $ 14,746
Receivables, net of allowances                                                  9,894                      11,410
Inventories                                                                     8,867                       7,743
Prepaid expenses and taxes                                                      1,020                       1,183
                                                                             --------                    --------

Total current assets                                                           30,503                      35,082

PROPERTY, PLANT, AND EQUIPMENT**                                               21,635                      20,517

INTANGIBLES                                                                       869                       1,530

OTHER ASSETS                                                                      198                         309
                                                                             --------                    --------
                                                                             $ 53,205                    $ 57,438
                                                                             ========                    ========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $  3,468                    $  3,691
Accrued expenses                                                                3,209                       3,391
Income taxes                                                                     (176)                         87
                                                                             --------                    --------

Total current liabilities                                                       6,501                       7,169

DEFERRED INCOME TAXES                                                             665                         820

DEFERRED PENSION, DEFERRED
COMPENSATION AND POSTRETIREMENT
BENEFITS EXPENSE                                                                2,899                       2,465

SHAREHOLDERS' EQUITY                                                           43,140                      46,984
                                                                             --------                    --------
                                                                             $ 53,205                    $ 57,438
                                                                             ========                    ========


* In thousands of dollars. March 31, 1996 figures condensed from audited financial statements.
** Net of accumulated depreciation of $25,334,000 at September 30, 1996 and $25,556,000 at March 31, 1996.

VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*

Six Months ended September 30,                                                           1996                  1995
------------------------------                                                         --------              --------

NET SALES                                                                              $ 38,977              $ 34,354
Cost of Sales                                                                            28,291                24,387
                                                                                       --------              --------

GROSS PROFIT                                                                             10,686                 9,967

Selling and administrative expenses                                                       6,007                 5,744
                                                                                       --------              --------

OPERATING INCOME                                                                          4,679                 4,223
                                                                                       --------              --------

OTHER INCOME
Interest income                                                                             279                   432
Miscellaneous, net                                                                           71                    85
Loss on sale of business                                                                   (522)                    -
                                                                                       --------              --------
                                                                                           (172)                  517
                                                                                       --------              --------

EARNINGS BEFORE INCOME TAXES                                                              4,507                 4,740

INCOME TAXES                                                                              1,870                 1,715
                                                                                       --------              --------

NET EARNINGS                                                                           $  2,637              $  3,025
                                                                                       ========              ========

NET EARNINGS PER SHARE                                                                 $   0.47              $   0.51
                                                                                       ========              ========

Average shares outstanding                                                                5,653                 5,995
                                                                                       ========              ========



*Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*

Three Months ended September 30,                                                        1996                  1995
-------------------------------                                                       --------              ---------
NET SALES                                                                              $ 19,612              $ 17,365
Cost of Sales                                                                            14,291                12,625
                                                                                       --------              --------

GROSS PROFIT                                                                              5,321                 4,740

Selling and administrative expenses                                                       3,067                 2,692
                                                                                       --------              --------

OPERATING INCOME                                                                          2,254                 2,048
                                                                                       --------              --------

OTHER INCOME
Interest income                                                                             119                   209
Miscellaneous, net                                                                           37                    55
Loss on sale of business                                                                   (522)                   --
                                                                                       --------              --------
                                                                                           (366)                  264
                                                                                       --------              --------

EARNINGS BEFORE INCOME TAXES                                                              1,888                 2,312

INCOME TAXES                                                                                895                   835
                                                                                       --------              --------

NET EARNINGS                                                                           $    993              $  1,447
                                                                                       ========              ========

NET EARNINGS PER SHARE                                                                 $   0.18              $   0.25
                                                                                       ========              ========

Average shares outstanding                                                                5,579                 5,978
                                                                                       ========              ========



* Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

VERSA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)*

Decrease in Cash and Cash Equivalents

Six months ended September 30,                                                        1996                 1995
------------------------------                                                     ----------           ----------
Cash flows from operating activities:
    Net earnings                                                                     $  2,637               $ 3,025
    Depreciation and amortization                                                       1,715                 1,610
    Provision for losses on accounts receivable                                            76                    34
    Increase in current assets other than cash
     and cash equivalents                                                                (762)               (1,488)
    (Decrease) Increase in current liabilities                                           (380)                  548
    Increase in deferred liabilities                                                      555                    45
    (Gain) Loss on disposition of equipment                                                (6)                  (33)
                                                                                     --------               -------
         Net cash provided by operating activities                                      3,835                 3,741
                                                                                     --------               -------

Cash flows from investing activities:
    Capital expenditures                                                               (4,943)               (1,971)
    Proceeds from sale of business                                                      3,009                     -
    Loss on sale of business                                                              498                     -
    Proceeds from sale of plant and equipment                                              29                    50
    Other                                                                                  29                    84
                                                                                     --------               -------
          Net cash used in investing activities                                        (1,378)               (1,837)
                                                                                     --------               -------

Cash flows from financing activities:
    Dividends paid                                                                     (3,090)               (3,231)
    Purchase of treasury stock                                                         (3,509)                 (624)
    Sale of stock under option plans                                                      118                   198
                                                                                     --------               -------
              Net cash used in financing activities                                    (6,481)               (3,657)
                                                                                     --------               -------

Decrease in cash and cash equivalents                                                  (4,024)               (1,753)

Cash and cash equivalents at beginning of period                                       14,746                15,967
                                                                                     --------               -------

Cash and cash equivalents at end of period                                           $ 10,722               $14,214
                                                                                     ========               =======

Supplemental Disclosures of Cash Flow Information

Cash paid during period for:
    Income taxes                                                                     $  2,146               $ 1,768

*  Amounts are in thousands.

                         NOTES TO FINANCIAL STATEMENTS

1.   Accounting Policies --

     The consolidated balance sheet as of September 30, 1996, the consolidated statements of earnings for the three-month and six-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Versa Technologies, Inc. and subsidiaries for the year ended March 31, 1996.

2.   Inventories --

     Interim inventories are based on perpetual records which are partially verified by interim physical counts.

3.   Shareholders' Equity --

     Shareholders' equity is composed of the following elements (in thousands):



                                                   September 30,     March 31,
                                                            1996          1996
                                                   -------------      ----------
     Common stock, par value $.01 per share           $    61          $    61
     Additional paid-in capital                        18,633           18,681
       Retained earnings                               31,018           31,471
                                                      -------          -------
                                                       49,712           50,213
     Less treasury shares at cost                       6,572            3,229
                                                      -------          -------
                                                      $43,140          $46,984
                                                      =======          =======


Total shares of common stock outstanding net of treasury shares was 5,578,973 at September 30, 1996 and 5,829,164 at March 31, 1996.

     During the six months ended September 30, 1996, 12,369 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), and the Company's 1992 Incentive Stock Option Plan (the 1992 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

     As of September 30, 1996, 78,650 shares of common stock were reserved for issuance under the Company's 1982 Plan; 491,375 shares were reserved for issuance under the Company's 1992 Plan; and 35,100 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

     During the six months ended September 30, 1996, retained earnings was credited with net income of $2,637,000 and charged with $3,090,000 for dividends paid (which included a $.35 per share special dividend paid August 12, 1996 to shareholders of record July 31, 1996).

4.   Earnings Per Share Calculation --

     Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

5.   Sale of  Business

     On September 26, 1996 the Company completed the sale of its subsidiary, Moxness Thermoplastics, Inc., Stevensville, Michigan, to General Plastics Corporation, Stevensville, Michigan. Under the terms of the sale, General Plastics Corporation acquired 100% of the stock of Moxness Thermoplastics, Inc. from Moxness Products, Inc., a subsidiary of Versa Technologies, Inc., at a price of $3,410,000. Based on asset values on the effective date of the sale, September 1, 1996, the sale resulted in a one time loss during the second quarter of $522,000.

     Fiscal 1996 sales at Moxness Thermoplastics, Inc. were $2,995,000, with a net loss of $251,000. For the first quarter of fiscal 1997, Moxness Thermoplastics reported sales of $727,000 and break-even results. Moxness Thermoplastics employs 25 people. The decision to divest of this business is in keeping with management's plans to concentrate on the Company's core businesses, moving away from commodity products and focusing on more profitable niche markets.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated sales for the six months increased $4,623,000, or 13% from the prior year. For the quarter, sales increased $2,247,000, or 13%. On a divisional basis, the comparative sales in thousands were as follows:

                                     Six Months         Three Months
                                 ------------------  ------------------
                                   1996      1995      1996      1995
                                 -------   -------   -------   -------
Custom Components                $10,344   $10,836   $ 4,969   $ 5,148
Fluid Power                       22,338    16,318    11,369     8,437
Medical                            6,536     7,742     3,309     4,045
  Less - interdivisional sales      (241)     (542)      (35)     (265)
                                 -------   -------   -------   -------
                                 $38,977   $34,354   $19,612   $17,365
                                 =======   =======   =======   =======

Sales at the Custom Components Group were down approximately 5% resulting in an operating loss for the first six months of fiscal 1997. The drop in sales was due primarily to the sale of Moxness Thermoplastics Inc., effective September 1, 1996. Sales for Moxness Thermoplastics during September, 1995 were $350,000. The Custom Component Group's operating loss for the first six months of fiscal 1997 was comparable to the same period last year. Sales for the Group have leveled off since last year's decline which was due to lower sales to the automotive and business equipment markets.

Sales at the Fluid Power Group grew 37% during the first six months with operating income increasing at a slightly higher rate. This growth continues to be fueled by Power Gear's penetration into the recreational vehicle market with its proprietary leveling systems and electrically-powered mechanisms for slide-out rooms. Sales to the recreational vehicle market represented 44% of this group's sales for the six months. This percentage will increase during the balance of this fiscal year and into next year as Power Gear has entered into a new agreement with a leading manufacturer of recreational vehicles to supply slide-out room mechanisms for travel trailers. At full production estimated annual sales volume under this agreement will be in excess of $6 million.

Sales at the Company's medical business decreased 16% during the first six months as volume with several core customers remained weak. This reduction in volume resulted in significant declines in both gross profit and operating income. Management anticipates that this weakness will continue during the second half of fiscal 1997.

On a consolidated basis, while sales were up 13% for the first half of fiscal 1997, gross profit increased only 7%. Gross profit as a percentage of sales decreased from 29% to 27.4%. This decline in the gross profit percentage was due entirely to the medical business where gross profit dollars declined by approximately $1 million. Consolidated operating income grew 11% due to higher gross profit and the leveraging of selling and administrative expenses.

For the first half of fiscal 1997 consolidated pre-tax earnings declined $234,000. This drop included a one time pre-tax loss of $522,000 on the sale of the Company's thermoplastics business. This transaction was effective September 1, 1996. The effective tax rate increased from 36.2% for the first half of fiscal 1996 to 41.5% for the same period this year (36.1% for the second quarter of fiscal 1996 versus 47.4% for the quarter ended September 30,
1996). The tax rate increased primarily due to the lack of tax benefit on the loss on the disposition of the Company's thermoplastics business. Excluding the loss, the effective tax rate for the first half of fiscal 1997 would have been approximately 37.5%.

Cash Flows and Liquidity

Cash provided from operating activities was $3.8 million for the six months up from $3.7 million for the same period last year. The only significant changes in the current sections of the balance sheet since March 31, 1996 were a decrease in accounts receivable offset by an increase in inventory. Accounts receivable were unusually high at March 31, 1996, due to the strength of March 1996 sales. The increase in inventory is almost entirely at our Power Gear unit which is experiencing significant sales growth.

Capital expenditures (investing activities) of $4.9 million for the six months included an upgrade in the Company's aviation department. A turbo prop aircraft valued at $850,000 was traded in along with a $2.3 million cash payment for the purchase of a used jet aircraft. The purchase of this aircraft expands the range within which Company sales and engineering personnel can quickly service customers from the midwest to the continental United States and Canada. For the balance of the year commitments for capital expenditures do not include any significant amounts in excess of historical levels for replacements and improvements to facilities and equipment.

On May 20, 1996 the Board of Directors expanded the Company's stock buy back program to 15% of outstanding shares from 10% authorized in February 1995. During the six months 262,600 shares were acquired for $3,509,000. Through September 30, 1996, 522,300 shares of the total 900,000 authorized have been repurchased under the program at a cost of $7,080,000.

At September 30, 1996 the Company had working capital of $24,002,000. Included in working capital was $10,722,000 in cash and cash equivalents. Management anticipates that this liquidity plus internally generated funds provided by operations will be sufficient to cover known demands for uses of working capital.

Outlook

Order backlog on September 30, 1996 was $12,483,000 versus $11,962,000 one year ago There was no significant change for any group's individual backlog. Exclusive of the one-time reduction in earnings due to the divestiture of Moxness Thermoplastics, Inc. management anticipates net earnings for the fiscal year will be up slightly versus last year.

                           PART II OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Registrant was held on July 23, 1996.

(b) James E. Mohrhauser and Denis H. Carroll were elected to serve as Class I directors with terms expiring in 1999. The terms of Herman B. McManaway, Morris W. Reid and Thomas J. Magulski (Class II directors) and William P. Killian and Joan R. Lloyd (Class III directors) continued after the meeting.

(c)  Other matters voted upon:

     (1) The adoption of the Versa Technologies, Inc. 1996 Employee Stock Purchase and Payroll Savings Plan was ratified.

     (2) The amendment to the 1992 Versa Technologies, Inc. Employee Incentive Stock Option Plan was ratified.

     (3) The appointment of Deloitte & Touche, L.L.P. as independent auditors for the year ending March 31, 1997 was ratified.

Item 5 - Other Information

The Company acquired 100% of the capital stock of Eder Industries, Inc. ("Eder") effective October 30, 1996 for $15,382,000. The stock was acquired from Richard H. Marks, Susan Marks and M & I Venture Corporation. The funds used to acquire Eder were borrowed ($4.8 million) under a revolving business note agreement with the M&I Marshall & Ilsley Bank, with the balance coming from the sale of short term cash investments.

Eder, a privately held company headquartered in Oak Creek, Wisconsin, designs and manufactures custom electronic products for original equipment manufacturers. Through their diversified customer base, Eder's electronics are used in a broad range of applications, including high quality electronics for material handling equipment, machine control, factory automation, fire control systems, power generation and control, fluid control systems, and computer-based instruments for medical applications.

Eder had sales of $18,600,000 for their fiscal year ended August 31, 1996. The company employs 180 people at two manufacturing plants located in Oak Creek, Wisconsin and Milwaukee, Wisconsin. Richard H. Marks, president of Eder, will continue as president of the company under the terms of a three year employment agreement. Eder will operate as a separate subsidiary of the Company.

Management recommended the purchase of Eder Industries for several reasons. First, Eder is a key supplier to our Power Gear unit. This acquisition will bring in-house expertise to assist the Fluid Power Group in meeting the needs of its customers. Second, Eder further diversifies the Company. Third, the keys to success for Eder are the same as the Company's other businesses; providing engineering expertise, exceptional customer service, and superior product quality to select market niches. Fourth, the prospects for growth within the markets Eder serves are strong.

For additional information regarding the acquisition, reference is made to the Stock Purchase Agreement, a copy of which is filed as Exhibit 2 here to and the Employment Agreement, a copy of which is filed as Exhibit 10 both of which are here by incorporated by reference.

The information required by Form 8-K, Item 7 Financial Statements of Business acquired and Pro Forma Financial Information will be filed on Form 8-K as soon as practicable, but not later than 60 days after the Report on Form 8-K was required to be filed with respect to the acquisition of Eder.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of this report.

     2 Stock Purchase Agreement dated October 30, 1996 between the shareholders of Eder Industries, Inc. and Versa Technologies, Inc.

    10 Employment Agreement between Richard H. Marks, President of Eder Industries, Inc. and Versa Technologies, Inc., dated October 30, 1996.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter.




                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VERSA TECHNOLOGIES, INC.
                                    ----------------------------
                                    (Registrant)



Date:  November 14, 1996            /s/ Robert M. Sukalich
                                    ---------------------------------
                                    Vice President-Finance, Treasurer
                                    and Principal Financial Officer

                                                                Exhibit A

                       EMPLOYMENT AGREEMENT

          THIS EMPLOYMENT AGREEMENT ("Agreement") is entered into as of this 30th day of October, 1996, by and between Eder Industries, Inc., a Wisconsin corporation ("Employer") and Richard H. Marks ("Employee").

                           WITNESSETH:

          WHEREAS, Employee has served as the President and Chief
Executive Officer of Employer since December, 1987; and

          WHEREAS, Employee and Employer desire to enter into this Agreement pertaining to the terms of the employment of Employee by Employer;

          NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, and other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

          1. Employment. Employer hereby agrees to employ Employee as its President/Chief Executive Officer, and Employee hereby accepts such employment by Employer, upon the terms and conditions herein set forth. The primary place of employment shall be at Employer's principal offices, located in Oak Creek, Wisconsin.

          2. Term. The initial term of the Agreement shall commence on December 1, 1996 and shall expire on November 30, 1999 unless sooner terminated as hereinafter set forth in Sections 8 and 12.

          3.   Duties.   Employee will, during the term hereof:

               (a) faithfully and diligently do and perform all such acts and duties and furnish such services as the Board of Directors of Employer shall direct, provided the same are substantially similar to the acts, duties and service performed by Employee for Employer during the 12-month period preceding the date hereof;

               (b) do and perform all acts in the ordinary course of Employer's business (with such limits as the Board of Directors of Employer may prescribe) necessary and conducive to Employer's best interests;

               (c)  execute all duties attendant to his office; and

               (d) devote his full time, energy, and skill to the business of Employer and to the promotion of Employer's best interests during regular business hours, except for vacations, absences made necessary because of illness, authorized leaves of absence and holidays and attendance at no more than four meetings of the Board of Directors of Converter Concepts, Inc.

          4. Base Salary. Employer shall pay to Employee for all services to be performed by Employee during the term of this Agreement a Base Salary of $226,000 per year, payable in substantially equal bi-monthly payments, subject to Employer's normal payroll withholding and deduction practices.

          5. Incentive Compensation. Employee shall be entitled to receive the incentive compensation earned under the Versa Technologies, Inc. Management Executive Compensation Plan (the "Plan").


          6. Expenses. Employee shall be entitled to reimbursement by Employer for all reasonable expenses actually and necessarily incurred by him on its behalf in the course of his employment hereunder, for which he shall submit vouchers in a form satisfactory to Employer and that are approved by Employer in its sole discretion.

          7.   Fringe Benefits, Vacations, etc..

          (a) Employer shall provide Employee with an automobile identical to the automobile presently provided Employee prior to the date hereof and shall provide general liability and property damage with respect thereto. Employee shall be entitled to monthly automobile reimbursement for all automobile expenses, including repairs, maintenance, gas and oil, for which he shall submit vouchers in a form satisfactory to Employer and that are approved by Employer.

          (b) Employee and his dependents shall be entitled to participate in, and receive benefits under, any qualified or supplemental retirement plan, health plan, disability plan, and life insurance plan or arrangement made available by Versa Technologies, Inc. during the term of this Agreement to its senior executives, subject to and on a basis consistent with the terms, conditions, and overall administration of such plans and arrangements.

          (c) Employee shall be entitled to annual paid vacations of five weeks.

          (d) Employer shall maintain the life and disability insurance policies described on attached Exhibit A through the end of the non-competition period provided in Section 11 hereof.

          (e) Employee shall participate in the Employer's group medical insurance plan through August 10,2002, provided such participation shall be at Employee's cost after the end of the non-competition period provided in Section 11 hereof.

          8. Termination. The Board of Directors of Employer may terminate the employment of Employee with Employer at any time for "Good Cause". For purposes of this Agreement, "Good Cause" shall be deemed to exist if, and only if:

               (i) Employee shall engage, during the performance of his duties hereunder, in acts or omissions constituting dishonesty, intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance;

               (ii) Employee shall be convicted of a criminal violation
                    involving fraud or dishonesty; or

            (iii)   Employee shall materially breach this Agreement
                    (other than by engaging in acts or omissions enumerated in clauses (i) and (ii) above), and such breach by its nature, is incapable of being cured, or such breach remains uncured for more than 10 days following receipt by Employee of written notice from Employer specifying the nature of the breach and demanding the cure thereof.

If the employment of Employee with Employer is terminated by Employer for Good Cause, Employer's Base Salary shall be paid to him through the date of his termination, and Employer shall have no further obligation to Employee under this Agreement.

          9. Confidentiality. Employee acknowledges that preservation of a continuing business relationship between Employer and its customers, representatives, and employees is of critical importance to the continued business success of Employer and that it is the active policy of Employer to guard as confidential the identity of its customers, trade secrets, pricing policies, and business affairs. In view of the foregoing, Employee agrees that he shall not during the term of this Agreement and thereafter, without the prior written consent of Employer, disclose to any person or entity any information concerning the business of Employer, or any customer of Employer, that was obtained by Employee in the course of his employment by Employer. This section shall not be applicable if and to the extent Employee is required to testify in a legislative, judicial or regulatory proceeding pursuant to an order of Congress, any state or local legislature, a judge, or an administrative law judge. Employee further agrees that if his employment by Employer is terminated for any reason, he will not take with him, but will leave with Employer, all records and papers and all matter of whatever nature that bears secret or confidential information of Employer. For purposes of this Agreement, the terms "trade secrets" and "confidential information" may include processes, methods, techniques, systems, formulas, patents, models, devices, compilations, customer lists or any information of whatever nature that gives to Employer an opportunity to obtain an advantage over competitors who do not know or use it, but it is understood that said terms do not include knowledge, skills or information that is common to the trade or profession of Employee or is in the public domain.

          10. Patent and Trade Secret Agreement. (a) Employee will promptly report to Employer all discoveries, inventions or improvements of whatsoever nature conceived or made by him at any time he was employed by Employer. All such discoveries, inventions and improvements that are applicable in any way to Employer's business shall be the sole and exclusive property of Employer.

          (b) Whenever requested by Employer, whether during or subsequent to his employment by Employer, Employee agrees to execute any documents Employer may deem necessary for the protection of its interest in said discoveries, inventions, and improvements, trade secrets and confidential information, including written assignments of inventions to Employer.

          11. Non-Competition. During the term of this Agreement and for a period of two years thereafter, Employee shall not engage or participate, directly or indirectly (as owner, partner, stockholder, lender, director, officer, employee, independent contractor, consultant, advisor or in any other capacity calling for the making of investments or acts of management, operation or control) in any business which is competitive with the business engaged in by the Employer as such business was being conducted in any jurisdiction in which the Company conducted any business at November 1, 1996. The Employer agrees the business of Converter Concepts, Inc. is not competitive with Employer's business. Notwithstanding the foregoing, nothing contained in this Section shall prevent Employee from owning less than two percent of the outstanding shares of a publicly traded company which is a competitive business so long as Employee does not, in fact, have the power to control or direct the management or policies of such competitive business and does not serve as a director or officer of and is not otherwise associated with, such competitive business.

          12. Remedies. Employee acknowledges that the services to be rendered by him hereunder are of a special, unique and extraordinary character, that it would be extremely difficult to replace such services, and that any violation of this Agreement would be likely to be highly injurious to Employer or its successors in interest with respect to the resulting disruption in their management, and by reason of the foregoing Employee consents and agrees that if, during the term of this Agreement he violates any provisions of this Agreement, Employer or its successors in interest shall be entitled, in addition to any other remedies that they may have, including money damages, to an injunction to be issued by a court of competent jurisdiction, restraining Employee from committing or continuing any violation of this Agreement.

          If, at any time, Employee violates, to any material extent, any of the covenants or agreements set forth in Sections 9, 10 and 11 of this Agreement, Employer shall have the right to immediately terminate all of its obligations to make any further payments under this Agreement.

          13. Assignment. Neither Employee nor Employer may assign this Agreement, except that Employer's obligations hereunder shall be binding legal obligations of any successor to all or substantially all of Employer's business by purchase, merger, consolidation, or otherwise.

          14. Employee Assignment. No interest of Employee or his spouse or any right to receive any payment or distribution hereunder, shall be subject in any manner to sale, transfer, assignment, pledge, attachment, garnishment, or other alienation or encumbrance of any kind, nor may such interest or right to receive a payment or distribution be taken, voluntarily or involuntarily, for the satisfaction of the obligations or debts of, or other claims against, Employee or his spouse, including claims for alimony, support, separate maintenance, and claims in bankruptcy proceedings.

          15. Benefits Unfunded. All rights of Employee and his spouse under this Agreement shall at all times be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of Employer for payment of any amounts due hereunder. Neither Employee nor his spouse shall have any interest in or rights against any specific assets of Employer, and Employee and his spouse shall have only the rights of a general unsecured creditor of Employer.

          16. Waiver. No waiver by either party hereto at any time of any breach by the other party of, or of compliance with, any condition or provision of this Agreement to be performed by the other party, shall be deemed a waiver of any other provision or condition at the same time or at any prior or subsequent time.

          17. Applicable Law. This Agreement shall be construed and interpreted pursuant to the laws of the State of Wisconsin.

          18. Entire Agreement. This Agreement contains the entire agreement between Employer and Employee, and supersedes any and all previous agreements, written or oral, among them relating to the subject matter hereof. No amendment or modification of the terms of this Agreement shall be binding upon the parties hereto unless reduced to writing and signed by each of the parties hereto.

          19. Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original.

          20. Severability. In the event any provision of this Agreement is held illegal or invalid, the remaining provisions of this Agreement shall not be affected thereby.

          21. Successors. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, representatives and successors.

          22. Notices. Notices required under this Agreement shall be in writing and sent by registered mail, return receipt requested, to the following addresses or to such other address as the party being notified may have previously furnished to the other party by written notice:

If to Employer:     Mr. James E. Mohrhauser
                    Chairman
                    Versa Technologies, Inc.
                    9301 Washington Ave.
                    Sturtevant, WI 53177


If to Employee:     Mr. Richard A. Marks
                    2225 North Lake Drive
                    Milwaukee, WI 53202

          23. Withholding. Employer may withhold from any payment that it is required to make under this Agreement amounts sufficient to satisfy applicable withholding requirements under any federal, state or local law.

          24. Headings. The headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of any provision of this Agreement.

          IN WITNESS WHEREOF, Employee has hereunto set his hand, and Employer has caused these presents to be executed in its name on its behalf, all as of the day and year first above written.

                         EDER INDUSTRIES, INC.



                         By:     __________________________

                         Title:  __________________________


                         __________________________________
                          Richard H. Marks

                            STOCK PURCHASE AGREEMENT

                                  BY AND AMONG

                                RICHARD H. MARKS

                                      AND

                                  SUSAN MARKS

                                      AND

                            M&I VENTURES CORPORATION

                                      AND

                            VERSA TECHNOLOGIES, INC.

                                     DATED

                               OCTOBER 30 , 1996

                               TABLE OF CONTENTS

                                                                                                                      Page
                                                                                                                      ----
Introduction and Recitals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Article 1
        Terms of Purchase . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        1.1      Sale and Purchase of Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        1.2      Transfer of Stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
        1.3      Purchase Price . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

Article 2
        The Closing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        2.1      Time and Place . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        2.2      Closing Deliveries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        2.3      Closing Procedure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

Article 3
        Representations and Warranties of Buyer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        3.1      Authorization and Execution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        3.2      No Conflict  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
        3.3      Consents and Approvals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        3.4      Organization and Good Standing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        3.5      Brokers or Finders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
        3.6      Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

Article 4
        Representations and Warranties of Sellers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
        4.1      Authorization and Execution  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
        4.2      No Conflict  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
        4.3      Consents and Approvals . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
        4.4      Organization and Good Standing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
        4.5      Subsidiaries and Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
        4.6      Ownership of Shares  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
        4.7      Capitalization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
        4.8      Government Authorizations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
        4.9      Financial Statements and Changes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
        4.10     No Undisclosed Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
        4.11     Litigation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
        4.12     Product Services Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
        4.13     Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
        4.14     Reports  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
        4.15     Brokers or Finders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
        4.16     Compliance With Law  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

        4.17     Environmental Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
                 (a)      Compliance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
                 (b)      Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (c)      Governmental Authorizations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (d)      Hazardous Materials . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (e)      Hazardous Materials Transportation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (f)      Release of Hazardous Materials  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (g)      Hazardous Materials Handling  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (h)      Underground Storage Tanks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
                 (i)      Asbestos/PCB's  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 (j)      Road Oiling . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 (k)      Environmental Reports . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 (l)      Predecessors in Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         4.18    Real Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 (a)      General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
                 (b)      Owned Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
                 (c)      Leased, Rental and Ancillary Property . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         4.19    Tangible Personal Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         4.20    Intangible Personal Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         4.21    Inventory  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         4.22    Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         4.23    Adequacy of Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         4.24    Arrangements With Related Parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         4.25    Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         4.26    Customers and Suppliers  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         4.27    Orders, Commitments and Returns  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         4.28    Employees, Contractors and Labor Relations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         4.29    Employee Benefit Plans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 (a)      Arrangements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 (b)      Plans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 (c)      Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
                 (d)      Documents and Records . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
                 (e)      Finances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         4.30    Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         4.31    Conduct of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
         4.32    Absence of Certain Payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         4.33    Bank Accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
         4.34    Books and Records  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
         4.35    Copies of Documents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

Article 5
         Covenants. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
         5.1     Joint Covenants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
                 (a)      Notice of Adverse Events  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
                 (b)      Implementation of Agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
                 (c)      Public Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         5.2     Covenants of Sellers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
                 (a)      Access  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
                 (b)      Regular Updates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
                 (c)      Exclusive Dealing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
                 (d)      Notice of Adverse Change  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
                 (e)      Conduct of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
                 (f)      Best Efforts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
                 (g)      No Sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
                 (h)      Schedules and Supplements Thereto . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
         5.3     Covenants of Buyer . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
                 (a)      Confidentiality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
                 (b)      Special Bonus Plan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Article 6
        Conditions Precedent to Buyer's Obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
        6.1     Representations and Warranties True at Closing. . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.2     Performance of Obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.3     Closing Certificate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.4     Filings; Consents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.5     Non-Foreign Person Affidavit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.6     No Material Adverse Change. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.7     Opinions of Counsel for Sellers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
        6.8     Stock Certificates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
        6.9     Legal Proceedings; No Injunction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
        6.10    Resignation of Officers and Directors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
        6.11    Certificate of Status . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
        6.12    Employment Agreement with Richard H. Marks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

Article 7
        Conditions Precedent to Sellers' Obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
        7.1     Representations and Warranties True at Closing. . . . . . . . . . . . . . . . . . . . . . . . . . . .  26
        7.2     Performance of Obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.3     Closing Certificate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.4     Filings; Consents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.5     Opinion of Counsel for Buyer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.6     Legal Proceedings; No Injunction. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.7     Certificates of Good Standing or Status . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.8     Certified Resolutions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
        7.9     Payment of Purchase Price . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

Article 8
        Survival Of Terms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
        8.1     Representations and Warranties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
        8.2     Covenants and Agreements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
        8.3     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

Article 9
        Indemnification . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
        9.1     Indemnification . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
        9.3     Termination . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        9.4     Notice of Claims. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29
        9.5     Payment/Contest of Claims . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
        9.6     Third Party Claims. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
                (a)      Notice from Indemnifying Party . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
                (b)      Notice of Acceptance . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
                (c)      Notice of Contest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
                (d)      Failure to Give Notice . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31
                (e)      Cooperation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
        9.7     Nature of Payments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
        9.8     Exclusivity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
        9.9     Indemnification by Buyer. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
        9.10    Special Indemnity Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
                9.10.1   Definitions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
                (a)      "Environment". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
                (b)      "Minimum Reasonable Costs" . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
                (c)      "Property" . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
                (d)      "Release". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
                (e)      "Remedial Action". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                (f)      "Special Basket" . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                (g)      "Special Claim". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                (h)      "Special Liability". . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                (i)      "Special Maximum Amount" . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                9.10.2   Special Indemnity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
                9.10.3   Special Basket . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                9.10.4   Sharing of Recoverable Special Damages . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                9.10.5   Maximum Liability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                9.10.6   Exclusivity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                9.10.7   Express Conditions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
                9.10.8.  Termination. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
Article 10
        Post-Closing Covenants And Agreements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
        10.1    Post-Closing Notices. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
        10.2    Non-Competition; Non-Solicitation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  36

        10.3    Further Assurances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
        10.4    Books and Records . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37

Article 11
        Termination . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
        11.1    Termination . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  37
        11.2    Procedure and Effect of Termination . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
        11.3    Nature of Remedy. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

Article 12
        Miscellaneous . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
        12.1    Waiver. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38
        12.2    Amendments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
        12.3    Successors and Assigns. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
        12.4    Payment of Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
        12.5    Notices . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
        12.6    Governing Law . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
        12.7    Entire Agreement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40
        12.8    Severability. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
        12.9    Captions and References . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
        12.10   Capitalized Terms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
        12.11   Business Days . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
        12.12   Counterparts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
        12.13   Dispute Resolution Mechanisms . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
        12.14   Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
        12.15   Directors, Officers and Fiduciary Indemnification . . . . . . . . . . . . . . . . . . . . . . . . . .  43
        12.16   Tax Treatment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
        12.17   Attorneys' Fees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
        12.18   Jurisdiction and Venue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
        12.19   Specific Performance. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
        12.20   No Reliance; Third Party Beneficiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44
        12.21   Separate Obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  44

                            STOCK PURCHASE AGREEMENT

                           Introduction and Recitals

                 This Stock Purchase Agreement (this "Agreement") is entered into this [___] day of October, 1996 by and among Versa Technologies, Inc. a Delaware corporation ("Buyer") and Richard H. Marks and Susan Marks (collectively "Marks") and M&I Ventures Corporation, a Wisconsin corporation ("M&I") (Marks and M&I collectively "Sellers").

                 WHEREAS Sellers own an aggregate of 100% of the issued and outstanding shares of capital stock of Eder Industries, Inc., a Wisconsin corporation (the "Company") and each Seller will be on the Closing Date the owner of the number of shares of capital stock of the Company set forth opposite such Seller's name on the signature page hereof; and

                 WHEREAS Sellers desire to sell to Buyer and Buyer desires to purchase from Sellers all of the issued and outstanding shares of the Company upon the terms and subject to the conditions herein set forth;

                 NOW, THEREFORE, in consideration of these premises and of the representations, warranties and covenants herein contained, the parties hereto agree as follows:

                                   Article 1
                               Terms of Purchase

         1.1 Sale and Purchase of Shares. In accordance with the terms and subject to the conditions set forth herein, Sellers agree to sell, convey, transfer and assign to Buyer and Buyer agrees to purchase, accept and acquire, an aggregate of 392,500 shares of common stock $.01 par value (the "Shares"), which will constitute as of the Closing Date (as that term is defined in Section 2.1), 100% of the issued and outstanding capital stock of the Company. Neither Buyer nor any Seller shall have any obligation to purchase or sell his/her/its Shares unless, on or before the Closing Date, each and every Seller has signed and delivered a copy of this Agreement to Buyer.

         1.2 Transfer of Stock. At the Closing (as that term is defined in Section 2.1) each of the Sellers shall deliver to Buyer a certificate or certificates for the number of Shares set forth opposite the name of such Seller on the signature page hereof together with such endorsements, stock powers or assignments as shall be effective to vest in Buyer title to the Shares.

         1.3 Purchase Price. The aggregate purchase price for the Shares shall be $15,382,000 (the "Purchase Price") payable pro-rata to each Seller by certified or bank cashier's check in immediately available funds or by wire transfer of immediately available funds to the applicable Sellers' account as designated by written notice from the Seller to Buyer at least three business days prior to the Closing Date.

                                   Article 2
                                  The Closing

         2.1 Time and Place. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Buyer on October 29, 1996, at 10:00 o'clock a.m. or at such other place, date or time as the parties hereto may agree. The date on which the Closing is completed is sometimes referred to herein as the "Closing Date."

         2.2 Closing Deliveries. At the Closing, Sellers shall make or cause to be made the deliveries specified by Sections 6.3 (Closing Certificate), 6.5 (Affidavit), 6.7 (Opinions of Counsel for Sellers), 6.8 (Stock Certificates),
6.10 (Resignation of Officers and Directors), 6.11 (Certificate of Status), and
6.12 (Employment Agreement with Richard H. Marks), and Buyer shall make or cause to be made the deliveries specified by Sections 7.3 (Closing Certificate), 7.5 (Opinion of Counsel for Buyer), 7.7 (Certificates of Good Standing or Status), 7.8 (Certified Resolutions), and 7.9 (Payment of Purchase Price).

         2.3 Closing Procedure. All proceedings to be taken and all documents to be executed and delivered at the Closing shall be deemed to have been taken, executed and delivered simultaneously unless otherwise expressly stated, and no proceeding shall be deemed taken or documents deemed executed or delivered until all have been taken, executed and delivered.

                                   Article 3
                    Representations and Warranties of Buyer

         Buyer hereby represents and warrants to Sellers as follows:

         3.1 Authorization and Execution. Buyer has all necessary corporate power and authority to execute and deliver this Agreement and the other agreements identified herein, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the other agreements identified herein and the consummation of the transactions contemplated hereby have been duly authorized by the board of directors of Buyer, and no other corporate proceeding or approval on the part of Buyer is necessary for its execution, delivery and performance of this Agreement or the other agreements identified herein. This Agreement and each of the other agreements identified herein has been or will at Closing be, duly executed and delivered by Buyer and constitutes, or will, upon delivery at Closing constitute, the legal, valid and binding obligation of Buyer enforceable against Buyer in accordance with their respective terms, except to the extent enforceability may be limited by applicable bankruptcy, fraudulent conveyance, insolvency, moratorium or similar laws in force from time to time which affect creditors' rights generally and, by legal and equitable limitations on the enforceability of specific remedies and by legal and public policy limitations on certain rights to indemnification.

         3.2 No Conflict. Neither the execution nor delivery of this Agreement or any other agreement identified herein by Buyer nor the consummation of the transactions contemplated hereby or thereby, nor compliance by Buyer with any of the provisions hereof or thereof, violates or conflicts with (i) Buyer's Certificate of Incorporation and all amendments thereto (the "Charter") or By-laws or (ii) any provision of, or is an event that is, or with the passage of time or the giving of notice or both would result in, a material violation, or termination or acceleration of, or entitle any party to terminate or accelerate any obligation under, or result in any lien, option (including any right of first refusal or first offer), encumbrances, charges, restrictions, mortgages, pledges, security interests and or claims of any kind (collectively "Encumbrance") or parallel exit rights, on any of Buyer's assets or properties pursuant to, any judgment, order, writ, decree, arbitration award or injunction (collectively "Court Order"), any statute, law, ordinance, rule or regulation ("Law") of any governmental authority, whether foreign, federal, state, local or other political subdivision or agency of any of the foregoing ("Governmental Authority") having jurisdiction over Buyer, any license, permit, order, franchise agreement, concession, grant, authorization, consent or approval from any Governmental Authority (collectively, "Government Authorization") or except as set forth on
Schedule 3.2, any mortgage, indenture, note, bond, loan or credit agreement, instrument, lien, lease, or other agreement or contract to which Buyer is a party or is otherwise bound or (iii) any other material restrictions of any kind or character to which Buyer is subject which violation or conflict would prevent Buyer from entering into this Agreement or any other agreements identified herein or consummating the transactions contemplated hereby or thereby in accordance with their respective terms other than any such violation, conflict, breach or potential breach, termination, acceleration, as will not, in the aggregate, have a material adverse effect on Buyer's ability to perform its obligations under this Agreement or any other agreements identified herein.

         3.3 Consents and Approvals. The execution, delivery and performance of this Agreement and the other agreements identified herein and the consummation of the transactions contemplated hereby and thereby do not require Buyer to obtain any consent or approval of any individual, corporation, partnership, joint venture, trust, association, unincorporated organization or Governmental Authority (collectively, "Person") including, without limitation, consents from parties to loans, contracts, leases or other agreements, or to obtain any consent, approval, license or permit from, or to make any filing with, any federal, state, local or foreign governmental or quasi-governmental body or agency.

         3.4  Organization and Good Standing.   Buyer is a corporation duly
organized, validly existing and in good standing under the laws of the State of Delaware. The copies of Buyer's Charter and By-laws previously delivered to Sellers are complete and correct. Buyer has all requisite corporate power and authority to own, operate and lease its property and carry on its business as now being conducted.

         3.5 Brokers or Finders. Buyer has not retained or dealt with any broker, finder, investment banker or other intermediary in connection with the transactions contemplated by this Agreement.

         3.6 Litigation. No action, suit, claim, arbitration, proceeding or investigation (collectively, "Legal Action") is pending or, to the knowledge of Buyer, threatened which questions or challenges the validity of this Agreement or any other agreement identified herein or any action taken or to be taken in connection with the transactions contemplated hereby or thereby.

                                   Article 4
                   Representations and Warranties of Sellers

                 Where any representation or warranty contained in this Agreement is expressly qualified by reference to the knowledge of Sellers, Sellers confirm that they have made inquiry as to the matters that are the subject of such representations and warranties (to the extent that such Sellers did not have actual knowledge of the subject matter of such representations and warranties) by inquiring of the knowledge of the Company's senior management group who in the judgement of the Sellers would most likely have knowledge of the subject matter of such representations and warranties.

                 Buyer acknowledges and agrees that the rights and remedies of the Buyer, its officers, directors, stockholders, employees, affiliates, and Buyer's agents and successors in interest and, from and after the Closing Date, the Company for breach of the representations and warranties set forth in this Article 4 are limited as provided in Article 9 hereof.

                 A disclosure under any of the representations and warranties set forth in this Article 4 or any Schedule delivered pursuant to this Article 4 shall be deemed to be a disclosure for all purposes of this Article 4 including any other representation and warranty or schedule referred to in this
Article 4.

         Each Seller (except as otherwise provided in Sections 4.1, 4.2 and 4.6) hereby severally represents and warrants to Buyer as follows:

         4.1 Authorization and Execution. M&I represents and warrants it has all necessary power and authority to execute and deliver this Agreement, to perform its obligations hereunder and to consummate the transactions contemplated hereby. The execution and delivery of this Agreement and the other agreements identified herein and the consummation of the transactions contemplated hereby and thereby have been duly authorized and no other proceeding or approval on the part of any Seller is necessary for the execution, delivery and performance of this Agreement or the other agreements identified herein. Marks and M&I represent and warrant with respect to themselves or itself that this Agreement and, with respect to Richard H. Marks, each of the other agreements identified herein, have been or will at Closing be, duly executed and delivered by each Seller and constitute, or will, upon delivery at Closing, constitute, the legal, valid and binding obligations of each Seller enforceable against each Seller in accordance with their respective terms, except to the extent enforceability may be limited by applicable bankruptcy, fraudulent conveyance, insolvency, moratorium or similar laws in force from time to time which affect creditors' rights generally and, by legal and equitable limitations on the enforceability of specific remedies and by legal and public policy limitations on certain rights to indemnification.

         4.2 No Conflict. Neither the execution nor delivery of this Agreement nor the consummation of the transactions contemplated hereby, nor compliance by Sellers with any of the provisions hereof (i) violates or conflicts with M&I's Articles of Incorporation, as amended, or By-laws, which representation and warranty is made only by M&I, (ii) violates or conflicts with any provision of, or is an event that is, or with the passage of time or the giving of notice or both would result in, a material violation, or termination or acceleration of, or entitle any party to terminate or accelerate any obligation under any mortgage, indenture, note, bond, loan or credit agreement, instrument, lien, lease, or other agreement or contract to which the Company is a party or is otherwise bound, or to which any of the Company's properties or assets is subject, or result in any Encumbrance on any of the company's assets or properties or the Shares (as defined in Section 4.16 (Ownership of Shares)) or any Court Order, any Law of any Governmental Authority having jurisdiction over Sellers or the Company or any Government Authorization except as set forth on Schedule 4.2; (iii) violate or conflict with any other restrictions of any kind or character to which the Company or any Seller is subject that would have a material adverse effect on the business, operations, properties, assets, liabilities, prospects or financial condition (collectively, "Business Condition") of the Company taken as a whole.

         4.3 Consents and Approvals. The execution, delivery and performance of this Agreement and the other agreement identified herein and the consummation of the transactions contemplated hereby and thereby do not require any Seller or the Company to obtain any consent or approval of any Person including, without limitation, consents from parties to loans, contracts, leases, licenses or other agreements, or to obtain any Government Authorization or to give any prior notice to, or make any prior filing with, any governmental authority having jurisdiction over Sellers or the Company whether foreign, federal, state or local.

         4.4 Organization and Good Standing. The Company is a corporation duly organized, validly existing and in good standing under the Laws of Wisconsin. True, complete and correct copies of the Company's Articles of Incorporation, as amended, and By-laws have been delivered to or made available for inspection by Buyer. The Company (i) has all requisite corporate right, power and authority to own, operate and lease all of its properties and assets and to carry on its business as it is currently being conducted and (ii) is not duly qualified or licensed to do business as a foreign corporation in good standing in any jurisdiction including those listed on Schedule 4.4, which are all the jurisdictions in which the character or location of the properties owned, operated or leased by it or the nature of the business conducted by it may require such qualification or licensure.

         4.5 Subsidiaries and Investments. The Company is not a general or limited partner of, or a party to any joint venture with, any other Person and does not, directly or indirectly, own any interest, including, without limitation, any direct or indirect equity or other ownership interest, in any corporation, partnership, joint venture, association, trust or other business association or entity except the Company has characterized as a "partnership" its relationships with all of its significant customers and many of its significant suppliers.

         4.6 Ownership of Shares. Each Seller will be on the Closing Date the beneficial and legal owner of record of the Shares set forth opposite such Seller's name on the signature page hereof, is or will be in possession of the certificates evidencing such ownership and has or will have good title to such Shares and the absolute right to sell and transfer such Shares to Buyer free and clear of any Encumbrances or parallel exit rights and there is no Legal Action pending or threatened against or relating to any of the Shares. The foregoing representations and warranties are made separately by Marks with respect to the Shares owned by them and M&I with respect to the Shares owned by it. The Shares will constitute all of the issued and outstanding capital stock of the Company.

         4.7 Capitalization. The authorized capitalization of the Company consists of: (i) 555,000 shares of common stock, $.01 par value, of which 300,000 shares are issued and outstanding, 92,500 shares are subject to a warrant to purchase owned by M&I which warrant will be exercised prior to the Closing Date and 0 shares are held in the Company's treasury; and (ii) 3,000 shares of preferred stock, $.01 par value, of which 0 shares are issued and outstanding and 0 shares are held in the Company's treasury. All such outstanding shares of capital stock have been duly authorized, were and will be validly issued in compliance with all applicable Laws, including, without limitation, securities Laws, were not issued in violation of any preemptive rights of any stockholder, are fully paid and nonassessable (except as provided in Section 180.0622(2)(b) of the Wisconsin Business Corporation Law as judicially interpreted), and are owned beneficially and of record as described on the signature page hereof. There are no shares of capital stock of the Company reserved for any purpose. There are no outstanding subscriptions, options, warrants other than the warrant owned by M&I, rights, convertible or exchangeable securities, commitments, offers, benefit plans or other agreements of any kind providing for or restricting the purchase, issuance, sale or transfer of any shares of capital stock of the Company (other than as contemplated by this Agreement). No "phantom" stock or stock appreciation rights or agreements or similar rights or agreements exist which are intended to or which confer on any Person rights similar to any rights accruing to owners of capital stock of the Company. The capital stock records of the Company accurately reflect each issuance, cancellation, transfer of record and retirement of shares of capital stock of such corporation.

         4.8 Government Authorizations. The Company has all Government Authorizations necessary to own its properties and assets and carry on its business as it is being and has been conducted, except where the failure to have all such Government Authorizations would not, individually or in the aggregate, have a material adverse effect on the Business Condition of the Company taken as a whole. Schedule 4.8 (Government Authorizations) sets forth a true and complete list of all Government Authorizations and the expiration date of each. All Government Authorizations are valid and in full force and effect and shall not be invalidated or otherwise affected by consummation of the transactions hereby. No proceeding is pending or, to any Seller's knowledge, threatened, seeking the revocation or limitation of any Government Authorization that is or should have been listed on Schedule 4.8 (Government Authorizations).

         4.9 Financial Statements and Changes. Sellers have delivered to Buyer the audited balance sheets of the Company as of August 31, 1995 and August 31, 1996 (the "Balance Sheet Date"), and the related audited statements of income, stockholders' equity and cash flow for the years then ended, and the unqualified opinions thereon by Price Waterhouse LLP, the Company's independent auditors (the "Financial Statements"). The Financial Statements, including all footnotes thereto, are complete and correct, have been prepared in accordance with GAAP (applied, to the extent that such principles permit alternative treatment, in a fashion consistent throughout the periods indicated) and containing customary year-end adjustments and fairly present the financial condition and results of operations and changes in the financial condition of the Company at the respective dates thereof and for the periods indicated.

         4.10 No Undisclosed Liabilities. To Sellers' knowledge, the Company has no liabilities, obligations or indebtedness of any nature, whether or not accrued, absolute, asserted, due, contingent or otherwise, of a type that is required by generally accepted accounting principles to be set forth on a current balance sheet other than (i) those amounts shown as liabilities on the August 31, 1996 balance sheet included in the Financial Statements (the "Balance Sheet") including the accrual of customary employees' bonuses and 401(k) contributions or (ii) liabilities incurred subsequent to the Balance Sheet Date in the ordinary course of business consistent with the Company's past practices (none of which is a material liability for breach of contract, breach of warranty, tort, infringement, or lawsuit), or (iii) set forth on
Schedule 4.10 (No Undisclosed Liabilities) including the liabilities for capital expenditures and the Montez claim which was dismissed without prejudice.

         4.11  Litigation.  Except as set forth on Schedule 4.11 (Litigation),
(i) The Company is not a party to any pending Legal Action nor, to the knowledge of any Seller, is any Legal Action threatened against the Company or any of the present or former officers, directors, agents or employees of the Company (in their capacity as such) or which questions or challenges the validity of this Agreement or any action taken or to be taken in connection with the transactions contemplated hereby. Neither the Company nor any of the present or former officers or directors, in their capacity as such, nor any Seller, with respect to the business of the Company is subject to any Court Order.

         4.12 Product Services Liabilities. The Company has the products liability insurance described on Schedule 4.12 (Products Insurance). To the knowledge of any Seller, there are no claims pending which might reasonably be expected to give rise to any liability for personal injury based on or related to any product that was or allegedly was designed, formulated, manufactured, processed, installed or sold by the Company or any service provided or allegedly provided by or on behalf of the Company. The Company has not received any notice from its customers that its products fail to conform to the contract specifications therefor in any material respect, except for normal warranty items which could give rise to future liability of the Company.

         4.13 Taxes. To Sellers' knowledge the Company has filed or caused to be filed, within the times and within the manner prescribed by Law, all foreign, federal, state and local tax returns and tax reports including without limitation those in respect of the income, properties, franchises, licenses, and payrolls, which are required to be filed by, or with respect to, the Company except the Company has not filed sales or use tax reports or other forms in any state other than Wisconsin and

Schedule 4.13 lists those states in which the Company may have been and may be required to report its sales. Such filed returns and reports reflect accurately all liability for taxes of the Company for the periods covered thereby and are true, complete and correct in all material respects. All foreign, federal, state and local income, profits, franchise, license, occupancy, property, payroll, excise and other taxes and assessments (including interest and penalties) payable by, or due from, the Company other than sales or use taxes in states other than Wisconsin has been fully paid or adequately reflected as liabilities on the Balance Sheet and fully provided for in the books and financial statements of the Company. The federal income tax liability of the Company has been finally determined for all fiscal years to and including the fiscal year ended August 31, 1992 by operation of the applicable statute of limitations. True, complete and correct copies of all tax returns and reports for the period beginning September 1, 1994 up to and including the quarter immediately preceding the date of this Agreement have been delivered to or made available for inspection by Buyer and there are no amendments or modifications thereto. No examination of any tax return of the Company is currently in progress. There are no outstanding agreements or waivers extending the statutory period of limitation applicable to any tax return of the Company.

         4.14 Reports. The Company has no obligation to file reports or other documents under the Securities Exchange Act of 1934, as amended, and no reports or other documents have been filed thereunder by any such Person.

         4.15 Brokers or Finders. Neither the Company nor any Seller has retained or dealt with any broker, finder, investment banker or other intermediary in connection with the transactions contemplated by this Agreement. As of the Closing Date, there will be no brokerage, finder, investment bank or other intermediary fees, commissions, compensation or expense reimbursement due from any Seller or the Company on account of the transactions contemplated by this Agreement.

         4.16  Compliance With Law.  Except as specifically set forth on
Schedule 4.16 (Compliance With Law), the Company has conducted and is conducting its business, the ownership and operation of its properties and the sale and purchase of its securities in all material respects in compliance with all applicable Law. All notices and complaints of violations or alleged violations of Law received by the Company in the last three years are set forth on Schedule 4.16 (Compliance With Law).

         4.17  Environmental Matters.  To each Seller's knowledge:

                 (a) Compliance. The Company's operations are in all material respects in compliance with all applicable Laws, Court Orders, permits and approvals relating to environmental protection and pollution control (collectively, "Environmental Laws") except as set forth on Schedule 4.17(a) (Environmental Matters: Compliance). Environmental Laws include, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Resource Conservation and Recovery Act ("RCRA"), the Clean Air Act, the Clean Water Act, the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act of 1986, and the Safe Drinking Water Act.

                 (b) Notices. Except as set forth on Schedule 4.17(b) (Environmental Matters: Notices), the Company has not received any claim, notice, complaint, Court Order, administrative order, or request for information from any Governmental Authority or private party (i) alleging violation of, or asserting any exceedance or non-compliance with any Environmental Laws by it (ii) asserting potential liability, (iii) requesting information or (iv) requesting investigation or clean-up of any site under the Clean Water Act, CERCLA or under any state or foreign Law comparable to CERCLA.

                 (c) Governmental Authorizations. The Company possesses all Governmental Authorizations required under the Environmental Laws and necessary to the ownership and to the conduct of the business of the Company except as set forth on Schedule 4.17(c) (Environmental Matters: Governmental Authorizations).

                 (d) Hazardous Materials. Sellers agree to make available to Buyer at the Company's premises the material data safety sheets furnished by vendors which will identify the Hazardous Materials used, generated, stored or disposed of by the Company. For the purposes of this Section 4.17, "Hazardous Materials" shall mean any materials containing any (i) "hazardous substance" as defined by CERCLA or any similar state Law, (ii) petroleum, including crude oil or any fraction thereof, (iii) natural gas, natural gas liquids or synthetic gas usable for fuel, and (iv) asbestos, polychlorinated biphenyls ("PCB's") or isomers of dioxin.

                 (e) Hazardous Materials Transportation. The Company has not transported Hazardous Materials, or arranged for the transportation of such Hazardous Materials to any site which is the subject of federal, state, or local enforcement actions, or other governmental or private investigations.

                 (f) Release of Hazardous Materials. There has been no release, as defined in CERCLA, of Hazardous Materials at or from any facility or Real Property owned, operated or leased by the Company.

                 (g) Hazardous Materials Handling. The Company has not treated, stored for more than 180 days except as set forth on Schedule 4.17(a), disposed of or recycled any Hazardous Materials on any Real Property now or previously owned or leased by the Company nor, to the knowledge of the Sellers, has anyone else treated, stored for more than 180 days, disposed of or recycled any such Hazardous Materials on any Real Property now or previously owned or leased by the Company.

                 (h) Underground Storage Tanks. There are no Underground Storage Tanks, as defined in RCRA and under applicable state Law, and, to the knowledge of Sellers, none have ever been located on any Real Property owned or leased by the Company.

                 (i) Asbestos/PCB's. There are no asbestos-containing materials, or capacitors, transformers or other equipment or fixtures containing PCB's and , to the knowledge of Sellers, none has ever been located at any facility or on any Real Property owned or leased by the Company.

                 (j) Road Oiling. The Company does not (i) have pending or on file any application to treat, incinerate or dispose of PCB's or hold any Governmental Authorization to incinerate PCB's. The Company does not engage, and has not engaged, in road oiling activities or the application of used oil or Hazardous Materials for dust control or paving.

                 (k)  Environmental Reports.  Schedule 4.17(k), (Environmental
Matters: Environmental Reports) identifies all environmental audits, assessments or studies within the possession of any Seller or the Company with respect to its facilities or Real Property. There has been no sampling and analysis of any asbestos, air, soil, or water, including ground and surface water, undertaken with respect to the Company's facilities or Real Property.

                 (l) Predecessors in Interest. The Company was incorporated on December 7, 1987 as RHM Acquisition Corp., and on December 29, 1987 purchased the assets of a corporation then known as "Eder Industries, Inc." ("Old Eder"). The Sellers have made available the asset purchase agreement and all related acquisition documents in connection with that purchase transaction to the Buyer. The Sellers make no representation or warranty to the Buyer concerning the Company's potential liability under Environmental Laws for any activities of Old Eder.

         4.18  Real Property.  (a)  General.  Schedule 4.18(a) (Real Property:
General) sets forth an accurate and complete list of all real property and interests in real property owned by, leased by or used in the operation of the Company. (All such property and interests required to be so set forth, whether or not actually listed, is referred to herein as the "Real Property"). Each item of Real Property and each of the buildings, material structures and other material improvements thereon (collectively, the "Improvements"), owned, leased or used by the Company is in good condition and repair (ordinary wear and tear excepted). The Sellers have not received any notice that any Real Property or any Improvement or equipment therein or thereon owned, leased or used by the Company or the operation or maintenance thereof, violates any restrictive covenant or any provision of any Law, including, without limitation, any building or zoning code or regulation and, without limiting the generality of
Section 4.16 (Compliance with Law), the Sellers have no knowledge of any existing violation of any Law. Neither the whole nor any portion of the Real Property or Improvements owned, leased or used by the Company is subject to any governmental decree or order to be sold or is being or is to the knowledge of any Seller, threatened to be condemned, expropriated or otherwise taken by any Government Authority or other Person. No notice of violation of the provisions of any insurance policy covering any of the Real Property has been received by any Seller or to any Seller's knowledge the Company nor has any Seller or to any Seller's knowledge the Company received notice of any defect or inadequacy in the Real Property or Improvements which would adversely affect the insurability or marketability of the Real Property or Improvements nor does any Seller or to any Seller's knowledge the Company have any knowledge of any such violation, default or inadequacy. Neither the Company nor any Seller has (i) received any notice of any increase in the assessed valuation of any of the Real Property other than as shown on the most recent real estate tax bills, (ii) received any notice of a special assessment, special service area tax, or other special tax in connection with any of the Real Property that is now or will become payable nor
(iii) any knowledge that any special assessment, special service area tax, or any other special tax is being contemplated. There are no amounts due and payable or which will become due and payable to any attorney or other Person engaged by the Company or any Seller with respect to the protest or other challenge of the assessed valuation of any of the Real Property or the real
estate taxes attributable thereto for any reassessment period.   To  any
Seller's knowledge, there is no contemplated, (i) widening, change of grade or limitation on use of streets abutting the Real Property, or (ii) change in the zoning classification of the Real Property. True, complete and correct copies of certificates of occupancy have been delivered to or made available for inspection by Buyer with respect to each item of Real Property occupied by the Company and no new or additional certificate of occupancy or other Governmental Authorization will be necessary.

                 (b) Owned Property. The Company has good and marketable title in fee simple to all the Real Property required to be designated as Owned Property on Schedule 4.18(a) (Real Property: General) free and clear of any Encumbrances, title exceptions or restrictions of any kind or character, except for (i) those liens, mortgages or deeds of trust, easements and other matters as are set forth on Schedule 4.18(a) (Real Property: General) including the mortgage of Firstar Bank Milwaukee, N.A., securing loans reflected on the Balance Sheet and the Company's revolver loan agreement with that bank, and
(ii) easements for public utilities which serve the property and which do not underlie any substantial improvements currently existing thereon, (iii) minor imperfections of title, none of which is substantial in amount, materially detracts from the value or impairs the use of the property or the operations of the Company (iv) zoning laws which do not impair the present use of the property, and (v) liens for current taxes, assessments or governmental levies not yet due (collectively "Permitted Encumbrances"). No Improvement located on the Owned Property materially encroaches on any property owned by others or otherwise conflicts with the rights of any other Person and there are no material encroachments by any building, structure or other improvements from adjoining properties onto any Owned Property.

                 (c) Leased, Rental and Ancillary Property. True, complete and correct copies of all Leases, and other agreements regarding any item of Real Property required to be designated as Leased Property, have been delivered to or made available for inspection by Buyer. There are no oral agreements with regard to any item of Real Property. All such Leases and other agreements are valid, binding and enforceable in accordance with their terms, and to the knowledge of Sellers, there does not exist thereunder any default or event or condition which, after notice or lapse of time or both, would constitute a default by the Company. There are no rights of offset, recoupment, counterclaim or defense to the payment of rent or any other amount due or to become due under any of the Leases and the Company has fully performed all of its obligations under such Leases.

         4.19 Tangible Personal Property. Schedule 4.19 (Tangible Personal Property) sets forth an accurate and complete list of all tangible personal property, excepting such property as is included in Inventory (as that term is defined in Section 4.21 (Inventory)). True, complete and correct copies of all leases and other agreements pursuant to which any property is leased or used by the Company have been delivered to or made available for inspection by Buyer. All such leases and other agreements are valid, binding and enforceable in accordance with their terms, and to the knowledge of Sellers, there does not exist thereunder any default or event or condition which, after notice or lapse of time or both, would constitute a default by the Company. All such Tangible Personal Property, taken as a whole, has been well maintained, is in good operating condition and repair and is adequate and suitable for the particular purpose for which it is being used by the Company. The Company has good and marketable title to all owned Tangible Personal Property required to be designated as owned by it on Schedule 4.19 (Tangible Personal Property) free and clear of any Encumbrances, except for the security interest of Firstar Bank Milwaukee, N.A. or disclosed on Schedule 4.19.

         4.20 Intangible Personal Property. (a) Schedule 4.20(a) (Intangible Personal Property) sets forth an accurate and complete list of all licenses, trademarks (whether registered or unregistered), service marks, trade names, and applications for registration of the foregoing, patents, patent applications, copyrights, trade secrets, and confidential information and computer software and programs owned, used by, accruing to the benefit of or necessary in the operation of the Company (all such property required to be so set forth, whether or not actually listed, is referred to herein as the
"Intellectual Property").   The Company has good title to the Intellectual
Property required to be designated as owned by it on Schedule 4.20(a) (Intangible Personal Property) free and clear of all material licenses, sub-licenses or Encumbrances except for the security interest of Firstar Bank Milwaukee, N.A. as specifically set forth on Schedule 4.19. True, complete and correct copies of the documents or other tangible manifestation underlying each item of Intellectual Property including, without limitation, licenses, patents and patent applications, registrations, computer software programs, have been delivered to or made available for inspection by Buyer. All licenses and other agreements pursuant to which any item of Intellectual Property is licensed or used by the Company are, to Sellers' knowledge, valid, binding and enforceable, and to the knowledge of Sellers, there does not exist thereunder any default or event or condition which, after notice or lapse of time or both, would constitute a default by the Company. To the Sellers' knowledge, the Company has not received notice or claim that its title to or use of the Intellectual Property is impaired, encumbered or invalid or is unenforceable by the Company. To the Sellers' knowledge the Company's use of any item of owned Intellectual Property does not infringe upon any intellectual property owned by any other Person, and there is no claim or action pending or to the knowledge, any Seller, threatened with respect thereto. There has been no infringement or improper use of any item of the Intellectual Property by any third party within the past six years and there is no action or proceeding instituted by the Company in which an act allegedly constituting an infringement of any of the rights to any item of the Intellectual Property was alleged to have been committed by a third party.

         (b) Schedule 4.20(b) (Intangible Personal Property) sets forth an accurate and complete list of (i) all non-competition, non-solicitation (whether of customers, employees or exclusive sources), confidentiality and related covenants or agreements to which the Company is a party which are
currently in effect.   True, complete and correct copies of each such agreement
have been delivered
to or made available for inspection by Buyer. All such agreements are valid, binding and effective and there are no defaults or events or conditions which, after notice or lapse of time or both, would constitute a default by the Company.

         4.21 Inventory. All inventory of the Company (whether or not allocated to contracts in process), including raw materials, work in process and finished products, items purchased for resale, and items which have been ordered and purchased by the Company, is of good and merchantable quality, is salable or usable for the purposes for which intended, without material defects, is not excessive in amount in light of the business of the Company and current economic conditions, is not damaged or obsolete or slow-moving, except as fully reserved against in the Balance Sheet and as set forth on Schedule
4.21 (Inventory), and meets the current specifications and standards of the Company. The value at which the inventory is carried on the books reflects an inventory valuation policy applied by the Company on a last in- first out ("LIFO") basis in a manner consistent with prior years and in accordance with generally accepted accounting principles. All such inventories are owned by the Company free and clear of any Encumbrances (except as occur in the ordinary and usual course of purchasing Inventory on trade credit and consistent with past practice of purchasing Inventory and except for the security interest of Firstar Bank Milwaukee, N.A.).

         4.22 Receivables. All accounts receivable, trade accounts, notes receivable, contract receivables, unbilled invoices, and other debts owing to the Company (the "Receivables") arose out of bona fide arm's length transactions of the Company in the ordinary course of business. Except as set forth on Schedule 4.22 (Receivables), each Receivable exists without set off, is free of Encumbrances except for the security interest of Firstar Bank Milwaukee, N.A., and has not at any time been placed for collection with any attorney or collection agency or similar individual or firm. The reserves for doubtful accounts and the values at which Receivables are carried reflect the policies of the Company consistent with the Company's past practice and are in accordance with generally accepted accounting principles applied on a basis consistent with the last audited Balance Sheet. Each Receivable is collectible in amounts not less than the aggregate amount thereof (net of reserve, if any, established in accordance with prior practice) carried on the books of the Company and shown on the Balance Sheet. Schedule 4.22 (Receivables) is a complete and accurate list of each Receivable carried on the Company's books as of August 31, 1996 and lists the name, age, and amount thereof. Since the Balance Sheet Date there has not been a material change in the aggregate amount of the Company's Receivables or the aging thereof, except the receivable from a division of Cooper Industries may age from 30 days to 60 days.

         4.23 Adequacy of Assets. The Company owns, leases or uses pursuant to valid, binding and enforceable agreements all tangible and intangible assets that are necessary to enable the Company to conduct its business as it is currently being conducted.

         4.24  Arrangements With Related Parties.   No officer, director, or
Marks ( collectively, "Related Parties") (a) has any direct or indirect interest or is an officer or director of any entity which has an interest in any property, asset or right which is used by the Company in the conduct of its business; (b) has filed any patent application which arises out of any of the operations of the

Company or is capable of being used or availed of in connection therewith; (c) has any contractual relationship with the Company except for employment relationships of certain officers and legal counsel if a director as disclosed on Schedule 4.24; or (d) has any direct or indirect interest in any entity which either does business with the Company or is competitive with the business of the Company (other than shareholdings in publicly-held companies which in the aggregate total not more than one percent of any class of stock of such publicly-held company and Converter Concepts, Inc. and except that John T. Byrnes is an officer of M&I Capital Markets Group, Inc., and M& I Ventures Corporation and their parent and subsidiary and portfolio investment companies which may do business with, or compete with, the Company). No Seller or entity in which any Seller has a direct or indirect interest has provided any support services (including, without limitation, legal, financial, accounting or computer services) or insurance to the Company, the withdrawal of which would have a materially adverse effect on the Business Condition of the Company. Since the Balance Sheet Date there have been no payments (however characterized) by the Company to any Related Party or by any Related Party to the Company, except for reasonable fees to directors, payment of legal fees and expenses to counsel who is a director, lease payments to an officer and reimbursement of travel and other expenses incurred on behalf of the Company, and compensation to officers and employees earned and paid, in each case, in the ordinary course of business and consistent with past practice. No Related Party is indebted to the Company and the Company is not indebted to any Related Party.

         4.25 Agreements. (a) Schedule 4.25(a) (Agreements) sets forth each agreement, contract, indenture, commitment, arrangement, plan or understanding (whether written or oral) (collectively, "Agreements") to which the Company is a party or by which the Company is bound other than customer purchase orders and contracts with the Company's suppliers which either (i) provides for the receipt or expenditure by the Company of amounts in excess of $10,000 or (ii) is not terminable by the Company or its successors or assigns without liability, penalty or premium upon notice of 30 days or less.

                 (b) Except as set forth on Schedule 4.25(b), the Company is not a party to any Agreements or orders for the sale of goods or the performance of services which, if performed by the Company in accordance with its terms, could only be performed by the Company with a negative gross profit margin, or which could not be performed within the time limits therein provided and, when actually performed would result in an obligation to pay damages or penalties.

         4.26 Customers and Suppliers. Except as set forth on Schedule 4.26 (Customers and Suppliers), the Company had no customer who accounted for more than 5% of the Company's sales during any of the last three fiscal years or any supplier from whom it purchased more than 5% of the goods or services which it purchased for its business during any such year. The Company has not received notice that any customer or supplier intends to cease, or materially reduce, doing business with the Company or to terminate any Agreement with the Company where such action would have a material adverse effect on the Business Condition of the Company. The Buyer's chief operating officer has met with the president of Rite-Hite Corp. and Buyer is satisfied with the relationship of the Company and Rite-Hite Corp. Sellers make no representation or warranty concerning the Company's continuation as a supplier to Rite-Hite Corp.

         4.27 Orders, Commitments and Returns. As of the Balance Sheet Date, the aggregate of all accepted and unfulfilled orders for the sale of merchandise entered into by the Company does not exceed $16,000,000, all of which orders were made in the ordinary course of business and most of which are subject to cancellation without penalty by the customer, modification, delay in delivery ("push out") or acceleration of delivery ("push in"). As of the date of this Agreement, there are no material claims against the Company to return merchandise by reason of alleged overshipments, defective merchandise or otherwise, or of merchandise in the hands of customers under an understanding that such merchandise would be returnable.

         4.28  Employees, Contractors and Labor Relations.    (a)  There are no
representation questions involving the Company; no labor organization or group of employees has made a pending demand for recognition and to the Company's and any Seller's knowledge, there is no organizing activity involving the Company pending by any labor organization or group of employees.

                 (b) Except as set forth on Schedule 4.28(b) (Employees, Contractors and Labor Relations), to Seller's knowledge, the Company is in compliance in all material respects with all Laws relating to employment and employment practices, including, without limitation, all Laws relating to wages, hours, discrimination, civil rights, plant closings (specifically, the Worker Adjustment and Retraining Notification Act), immigration and the collection and payment of Social Security and withholding taxes.

                 (c) The Company has paid (or made provision for payment) in full to its employees, agents and contractors all wages, salaries, commissions, bonuses (which have been accrued as of the Balance Sheet Date and which will be paid prior to October 30, 1996) and other direct compensation for all services performed by them, and the Company is not liable for any severance pay or other payments on account of termination of any former employee.

                 (d) Except as set forth on Schedule 4.28(d), there is no complaint or charge pending or, to the knowledge of any Seller threatened to be filed or lodged with any Governmental Authority court or arbitrator which claims "unfair labor practice" or which is based on, arises out of, or is otherwise in respect of (i) the employment of any employee of the Company or
(ii) the decision of the Company not to offer employment to any Person.

                 (e) There is no employee strike, work stoppage, slowdown or lock-out pending or to the knowledge of any Seller threatened against or involving the Company, nor has the Company experienced any work stoppage or other labor difficulty during the three years immediately preceding the date of this Agreement. There has not been, nor to the knowledge of any Seller, will there be any material adverse change in relations with employees of the Company taken as a whole as a result of any announcement of the transactions contemplated by this Agreement.

                 (f) Schedule 4.28(f) (Employees, Contractors and Labor Relations) sets forth the names, positions and compensation of each employee earning more than $50,000 per annum.

                 (g) Schedule 4.28(g) (Employees, Contractors and Labor Relations) sets forth an accurate and complete list detailing the names, compensation arrangements and other material terms of contracts or arrangements with independent contractors who supply services to the Company as of the date of this Agreement.

         4.29 Employee Benefit Plans. (a) Arrangements. Schedule 4.29(a) (Employee Benefit Plans: Arrangements) sets forth all personnel policies (including the bonus program for eight senior management employees which the Company recently adopted or will adopt prior to the Closing Date (the "Special Bonus Plan")) (i) which are being maintained for employees of the Company,
(ii) to which the Company, makes, or is required to make, contributions (collectively, "Arrangements").

                 (b) Plans. Except as set forth on Schedule 4.29(b) (Employee Benefit Plans: Plans), the Company does not have any employee benefit plans, as defined in Section 3(3) of ERISA (including, without limitation, any employee benefit plan which is an employee welfare benefit plan as defined in Section 3(1) of ERISA ("Welfare Plan"), any employee benefit plan which is an employee pension benefit plan as defined in Section 3(2) of ERISA and which is intended to meet the qualification requirements of the Code ("Qualified Plan"), any Qualified Plan that is a defined benefit plan (as defined in Section 3(35) of ERISA) and is subject to Title IV of ERISA ("Title IV Plan"), any employee benefit plan that is a 'multiemployer plan' within the meaning of Section 3(37) of ERISA ("Multiemployer Plan"), (i) which is being maintained for employees of the Company, or (ii) to which the Company makes or is required to make contributions (collectively, "Plans").

                 (c) Operations. (i) Each Arrangement and each Plan has been administered in compliance with its terms and with all filing, reporting, disclosure and other requirements of all applicable statutes (including but not limited to ERISA, the Code and the Consolidated Omnibus Budget Reconciliation
Act), regulations and interpretations thereunder.

                          (ii)  All oral or written communications by or on
behalf of the Company with respect to each Arrangement and each Plan currently reflects and in the past accurately have reflected the terms of the documents and operations of the Arrangement or Plan, and no Person has or had any liability by reason of any such communication or any failure to communicate with respect to any Arrangement or Plan.

                          (iii)  No reportable event (as defined in Section
4043 of ERISA and regulations issued thereunder) has occurred with respect to any Title IV Plan.

                          (iv)  Neither the Company, nor any of its employees
or directors, nor any fiduciary, has engaged in any transaction, including the execution and delivery of this Agreement and other agreements, instruments and documents for which execution and delivery by Sellers is contemplated herein, in violation of Section 406(a) or (b) of ERISA or which is a "prohibited transaction" (as defined in Section 4975(c)(1) of the Code) for which no exemption exists under Section 408(b) of ERISA or Section 4975(d) of the Code or for which no administrative exemption has been granted under Section 408(a) of ERISA.

                          (v)  Each Qualified Plan (together with its related
funding instrument) is qualified and tax exempt under Sections 401 and 501 of the Code and is the subject of a favorable Internal Revenue Service determination with respect to such qualification and exemption.

                          (vi)  No matter relating to any Arrangement or Plan
is pending before any court or governmental agency.

                          (vii)  Every fiduciary and official of each Plan is
bonded to the extent required by Section 412 of ERISA and no civil or criminal action with respect to any Arrangement or Plan, pursuant to any federal or state Law, has been brought, is pending or to the knowledge of any Seller is threatened, against any Seller or the Company or any affiliate thereof, or any officer, director or employee thereof or any fiduciary or official of any Plan to the knowledge of any Seller.

                          (viii) Except in accordance with the terms of the
applicable Plan or Arrangement, no Plan fiduciary or any other Person has, or has had, any liability to any participant or beneficiary under any Plan or Arrangement or to any other Person under any provisions of ERISA or any other Law by reason of any action or failure to act in connection with any Plan or Arrangement, including, but not limited to, any liability by any reason of any payment of, or failure to pay, benefits or any other amounts or by reason of any credit or failure to give credit for any benefits or rights.

                          (ix)  Except as set forth on Schedules 4.29(a)
(Employee Benefit Plans; Arrangements) and 4.29(b) (Employee Benefit Plans:
Plans), there are no Plans or Arrangements to which the Company, is a party or by which is bound and under which, as a result of this Agreement, any director, officer, employee or other agent of the Company, or any other party claiming through such a Person shall or may acquire rights with respect to any Plan or Arrangement (including, without limitation, the creation, increase or extension of new or existing rights), become entitled to a distribution or payment with respect to any Plan or Arrangement at a date earlier than the date that would be applicable if this Agreement had not been signed or otherwise receive or become vested in rights or benefits with respect to any Plan or Arrangement that would not have accrued if this Agreement had not been signed.

                 (d) Documents and Records. (i) True, complete and correct copies of all current and prior documents, including all amendments thereto, with respect to each Arrangement and Plan, have been delivered to or made available for inspection by Buyer. These documents include, without limitation, those documents required to be listed on Schedules 4.29(a) (Employee Benefit Plans: Arrangements) and 4.29(b) (Employee Benefit Plans:
Plans) (whether or not listed on said Schedules) any and all Plan and Arrangement documents, trust agreements, insurance contracts, annuity contracts, summary plan descriptions, filings with governmental agencies, investment manager and investment adviser contracts, actuarial reports, audit reports, financial statements, premium reports to PBGC (Form PBGC1), Internal Revenue Service determination letters, Internal Revenue Service recognitions of exemption, annual reports (Form 5500) for the most recent three plan years ending prior to the Closing Date and any other general explanation or communication distributed or otherwise provided to participants in such Arrangement or Plan which describes all or any relevant aspect of each Arrangement or Plan.

                          (ii)  As of the Closing Date, the participant or
beneficiary records with respect to each Arrangement and Plan shall be in custody of the Persons listed on Schedule 4.29(d)(ii). All such records accurately set forth the history of each participant and beneficiary in connection with each Arrangement and Plan and accurately reflect the benefits earned and owed to each such Person.

                 (e) Finances.

                          (i)  All contributions payable to each Qualified Plan
for all benefits earned and other liabilities accrued through August 31, 1996, determined in accordance with the terms and conditions of such Qualified Plan, ERISA and the Code, have been paid or otherwise provided for, and to the extent unpaid are reflected in the Balance Sheet.

                          (ii)  Set forth on Schedule 4.29(e) (Employee Benefit
Plans: Finances) is (1) the amount of the liability for minimum contributions for the last three plan years to any Qualified Plan, (2) the approximate amount of the minimum contribution to any Qualified Plan for the plan year during which the Closing Date is to occur and (3) the annual cost for the last three years of providing coverage under any Welfare Plan to all former employees of and all dependents of a former employee of the Company.

         4.30 Insurance. Schedule 4.30 (Insurance) sets forth an accurate and complete list of all material insurance policies maintained by or on behalf of the Company with respect to its business or properties. True, complete and correct copies of all insurance policies listed on Schedule 4.30 have been delivered to or made available for inspection by Buyer. Such policies are in full force and effect, and no notice of non-renewal, reduction of coverage or increase in premium has been received by Sellers or the Company with respect to any such policy. All premiums are paid through the date shown on Schedule 4.30 (Insurance). To the Sellers' knowledge, the insurance carried by the Company is of the type and in the amount as is customary in the industry in which the Company operates. All insurance policies (or comparable insurance) will be maintained in full force and effect at least to and including the Closing Date.
Schedule 4.30 (Insurance) also accurately and completely sets forth the insurance claims experience of the Company during the last three fiscal years.

         4.31 Conduct of Business. Except as set forth on Schedule 4.31 (Conduct of Business) or otherwise disclosed in this Article 4, since the Balance Sheet Date, the Company has conducted its business only in the ordinary course consistent with its past practices and, whether or not in the ordinary course of business, there has not been any materially adverse change whether individually or in the aggregate, in the Business Condition of the Company. Without limiting the generality of the foregoing, since the Balance Sheet Date, except as set forth on Schedule
4.31 (Conduct of Business) or otherwise disclosed in this Article 4, to the Sellers' knowledge, the Company has not:

                 (a) issued or delivered to any Person any shares of stock, bonds, or other corporate securities or granted to any Person any options, warrants or other rights providing for the issuance thereof, except the Company will issue 92,500 shares of common stock to M&I upon exercise of its warrant;

                 (b) declared or paid any dividend, distribution or other payment to stockholders of the Company or purchased or redeemed any shares of stock of the Company except the Company will pay the bonus accrued as of the Balance Sheet Date to Richard H Marks;

                 (c) paid, discharged or satisfied any liability or obligation (whether accrued, absolute, contingent or otherwise) other than the payment, discharge or satisfaction, in the ordinary course of business, of liabilities or obligations shown or reflected on the Balance Sheet or incurred in the ordinary course of business since the Balance Sheet Date and consistent with its past practices except the Company has settled without payment or collection the United Imaging litigation;

                 (d) borrowed any funds or incurred, assumed, or become subject to, whether directly or by way of guaranty or otherwise, any obligation or liability, absolute or contingent, except obligations for trade payables and liabilities including bank debt incurred in the ordinary course of business and consistent with its past practices and bank debt to pay for capital expenditures described in Schedule 4.10;

                 (e) permitted or suffered any assets (whether real, personal or mixed, tangible or intangible) to be subjected to any Encumbrance except security interests of Firstar Bank Milwaukee, N.A. under the Company's revolver loan agreement;

                 (f) canceled or waived any claims or rights of value, whether or not in the ordinary course of business, or sold, transferred, distributed, or otherwise disposed of any tangible assets, except assets sold, transferred, distributed or otherwise disposed of in the ordinary course of business and consistent with its past practices;

                 (g) sold, assigned, licensed, transferred, or otherwise disposed of or permitted to lapse any rights in or to the use of any patents, trademarks, trade name, copyrights, licenses, or computer software programs or disclosed to any Person not an employee or otherwise disposed of any trade secret, technology, formula, process, know-how, or other confidential corporate information owned or used by the Company theretofore not a matter of public knowledge;

                 (h) permitted the waste of or suffered material damage to or destruction of any of its properties or assets, whether or not covered by insurance;

                 (i) written off as uncollectible any notes or any item which would constitute a Receivable or written down the value of any inventory in the ordinary course of business consistent with its past practices except as may be required by the Company's auditors in connection with their audit of the Unaudited Financial Statements;

                 (j) canceled, forgiven, or compromised any debt or obligation due to the Company except for the United Imaging litigation;

                 (k) granted any increase in the base compensation or other payment to any director, officer or employee, whether now or hereafter payable, (other than increases in compensation in the ordinary course consistent in timing and amount with past practice) or granted any severance or termination pay (other than as set forth on Schedule 4.28 (Employees and Labor Relations) consistent with the Company's established severance pay practices), or entered into or varied the terms of any employment agreement with any Person;

                 (l) made any material capital expenditure or commitment for additions to property, plant or equipment or leased or agreed to lease any assets which, if purchased, would be reflected in the property, plant or equipment accounts;

                 (m) changed its method of accounting or any accounting principle used in the preparation of its books, records and financial statements, whether or not such change was permitted by GAAP;

                 (n) except for Richard H. Mark's bonus, paid any amounts to, or sold or otherwise disposed of any assets to, or purchased or otherwise acquired for consideration any assets from, or entered into any agreement or arrangement with, any Related Person;

                 (o) disposed of any records related to its assets or business at any time earlier than it would have done consistent with past practices; or

                 (p) agreed to do any of the foregoing, whether or not in writing.

         4.32 Absence of Certain Payments. Neither Sellers, nor to Sellers' knowledge, any director or officer of the Company has, directly or indirectly, used any corporate or other funds for contributions, payments, gifts, entertainment or other purposes relating to any political activity or solicitation of business which was prohibited by Law, or made any direct or indirect unlawful payment to any governmental official or employee or established or maintained any unlawful or unreported funds. Neither Sellers, nor to Sellers' knowledge neither the Company nor any current director or officer has accepted or received any unlawful contribution, payment, gift, entertainment or expenditure.

         4.33 Bank Accounts. Schedule 4.33 (Bank Accounts) sets forth a complete and correct list of the names and locations of all banks, trust companies, savings and loan associations and other financial institutions at which the Company maintains safe deposit boxes or accounts of any nature, the account and box numbers and the names of all Persons authorized to have access thereto, draw thereon or make withdrawals therefrom.

         4.34 Books and Records. To Sellers' knowledge, all files, records, and incidental documentation of the Company (including without limitation, all contracts, computer reports, customer lists, credit records and information, and purchase and sales records and information are complete and correct in all material respects, have been maintained in accordance with sound business practices. The minute books of the Company contain accurate records of all meetings of corporate actions or written consents by the respective stockholders and boards of directors and committees of the boards of directors of the Company. The stock transfer records of the Company accurately evidence the issuance, transfer and cancellation (as applicable) of all shares of its capital stock. True, complete and correct copies of all minute books and stock transfer records have been delivered to or made available for inspection by Buyer. Except for those systems which are leased, all of the records, systems, controls, data, or information recorded, stored, maintained, operated, or otherwise held by any means (including any electronic, mechanical, or photographic process, whether computerized or not) are under the exclusive ownership and direct control of the Company.

         4.35 Copies of Documents. Copies of any underlying documents listed or described on any Schedule have been delivered to or made available for inspection by Buyer. All such documents are true, complete and correct copies, and there are no amendments or modifications thereto, except as specifically noted on the Schedule on which such document is referenced.

                                   Article 5
                                   Covenants

         5.1  Joint Covenants.

                 (a) Notice of Adverse Events. Each party shall promptly give written notice to the other parties upon receipt of notice or knowledge of any fact or occurrence of any event or failure of any event to occur, which would, or could be reasonably expected to (i) make any representation or warranty by such party contained herein untrue in any material respect or (ii) have a material adverse effect on the parties' ability to consummate the transactions contemplated hereby, and such party shall use its/his/her/their reasonable efforts to prevent or promptly remedy same.

                 (b) Implementation of Agreement. No party shall intentionally perform any act which, if performed, or intentionally omit to perform any act which, if omitted to be performed, would prevent or excuse the performance of this Agreement by any party hereto or, unless such action or omission is agreed to in writing by the other parties to this Agreement, which would result in any material representation or warranty herein contained of said party being untrue in any material respect as if originally made on and as of the Closing Date. Each of the parties hereto agrees that it will use its/his/her reasonable efforts and to act in good faith to take or cause to be taken all action reasonably necessary or appropriate to cause each of the conditions precedent to its/his/her, as well as the other parties', obligations to be fulfilled at or prior to the Closing.

                 (c) Public Disclosure. No party shall, nor shall any party permit any of its representatives or the Company to, issue or cause the publication or dissemination of any press release or other public announcement with respect to the transactions contemplated hereby except with the prior consent of the other parties which shall not be unreasonably withheld.

         5.2  Covenants of Sellers.

                 (a) Access. (i) Sellers shall and shall cause the Company to, during normal business hours, afford Buyer and Buyer's authorized representatives reasonable access to, and permit them to make inspections of, all offices, plants, warehouses and other facilities and properties of the Company and all financial, tax, business and corporate records of the Company (and permit Buyer and Buyer's authorized representative to make copies thereof), (ii) Sellers shall cause the Company's officers and advisors (including, without limitation, its auditors, financial advisors and other consultants, agents and advisors) to furnish Buyer with such financial and operating data and other information with respect to the business and properties of the Company, and to discuss with Buyer and Buyer's authorized representatives the affairs of the Company, all as Buyer may from time to time reasonably request, (iii) Sellers shall give Buyer copies of any and all letters, reports, studies, documents or other written information prepared by third parties at the request of Sellers or the Company or any representatives of such parties dealing with any aspect of the business, operations or properties of the Company as requested and reasonably identified by Buyer in writing, (iv) Sellers shall deliver to Buyer copies of the minutes of all meetings of, and actions taken without a meeting by, the Board of Directors (or any committee of such Board of Directors) promptly after the preparation thereof and (v) as soon as practicable after the end of each month ending after the date of this Agreement, Sellers shall deliver to Buyer unaudited financial statements for the month then ended for the Company. Such financial statements shall be prepared in accordance with GAAP (applied, to the extent that such principles permit alternative treatment, in a fashion consistent with the Financial Statements), and, shall fairly present the financial condition of the Company as at the date thereof and for the periods then ended, subject to year-end audit adjustments.

                 (b) Regular Updates. During the period from the date of this Agreement to the Closing Date, Sellers shall confer on a regular basis with Buyer to report material operational matters and to report the general status of ongoing operations of the Company. Sellers shall notify Buyer of any change in the normal course of the Company business or in the operation of its properties and of any governmental complaints, investigations or hearings (or communications indicating that the same may be contemplated), adjudicatory proceedings, budget meetings or submissions by any Governmental Authority involving any material agreement to which the Company is a party, material property of the Company, and to keep Buyer fully informed of such events and permit Buyer prompt access to all materials prepared in connection therewith.

                 (c) Exclusive Dealing. Between the date of this Agreement and the Closing, Sellers shall not take, and shall cause the Company and all representatives on behalf of Sellers or the Company to refrain from taking, any action to, directly or indirectly, encourage, solicit, initiate or engage in discussions or negotiations with any other party concerning the possible sale of the Shares or any merger, sale of assets or similar transactions involving the Company and neither Sellers nor the Company shall engage in any such discussions or negotiations. During such period, Sellers shall not provide, and shall cause the Company and all representatives on behalf of Sellers or the Company to refrain from providing, information to any other party (other than in the ordinary and usual course of business operations of the Company where there is no reason to believe that such information may be used to evaluate a possible transaction).

                 (d) Notice of Adverse Change. Sellers will promptly give notice to Buyer upon receipt of notice or knowledge of any fact or occurrence of any event or failure of any event to occur, which would, or could be reasonably expected to (i) have a material adverse effect on the business, operations, properties, assets, liabilities, prospects or financial condition (collectively, the "Business Condition") of the Company, or (ii) result in any governmental complaint, investigation or hearing, or (iii) the institution or threat of litigation that, so far as could reasonably be foreseen would be material to the Business Condition of the Company, and will keep Buyer informed of such events.

                 (e) Conduct of Business. During the period between the date hereof and the Closing, Sellers shall cause the Company to conduct its operations only according to its ordinary and usual course of business. Sellers shall and shall cause the Company to use its best efforts to preserve intact its business organizations, keep available the services of its officers and key employees, preserve their credit arrangements with banks and other financial institutions and maintain satisfactory relationships with licensors, suppliers, distributors, clients and others having business relationships with them. Notwithstanding the immediately preceding sentence, pending the Closing, except as may be first approved in writing by Buyer or as is otherwise permitted by this Agreement, the Company shall not take any action of the character described in Section 4.31 (Sellers' Representations: Conduct of Business). Sellers shall not be in breach of any of their representations and warranties or covenants and agreements contained herein, and Buyer shall not be relieved of its obligations under this Agreement if on or prior to the Closing Date any customer of the Company decides not to continue to do business with the Company solely because the Buyer will be the owner of the Company.

                 (f) Best Efforts. Sellers shall use their best efforts to obtain any consent, authorization or approval necessary to be obtained by Sellers or the Company in connection with the consummation of the transactions contemplated hereby.

                 (g) No Sales. Between the date of this Agreement and the Closing, Sellers shall not sell, exchange or otherwise dispose of, nor permit any Encumbrance of, the Shares.

                 (h) Schedules and Supplements Thereto. The Sellers have delivered all of the Schedules referred to in Article 4 of this Agreement with the exception of those Schedules enumerated on Schedule 5.2(h). Sellers agree to deliver the remaining Schedules as promptly as practicably possible. The Sellers may also supplement the Schedules referred to in Article 4 prior to the Closing Date. The Buyer's obligations under this Agreement shall not be affected in any manner by the delivery of or supplement to Schedules unless the disclosures contained therein reflect events or circumstances which have a material adverse effect on the Business Condition of the Company.

         5.3  Covenants of Buyer.

                 (a) Confidentiality. Any information provided to Buyer or their representatives pursuant to this Agreement shall be held by Buyer and their representatives in accordance with, and shall be subject to the terms of, the previously executed Confidentiality Agreement between Sellers and Buyer which is hereby incorporated by reference into this Agreement as though fully set forth herein. Buyer agrees that all non-public information of Sellers and the Company, including but not limited to financial, product, process and customer information, shall not be disclosed by Buyer to any Person other than Buyer's employees, legal counsel, financial advisors, accountants or agents, in confidence, or used for any purpose other than as contemplated herein. Buyer acknowledges that the non-public information disclosed to Buyer and Buyer's agents will continue to constitute a valuable asset of Sellers and the Company if the transactions contemplated by this Agreement are not consummated and, in the event of the termination of this Agreement, Buyer shall continue to keep such information confidential unless (i) such information is or becomes otherwise publicly available, (ii) disclosure of such information is required by Law, or (iii) the inclusion of such information is reasonably necessary in any filing in connection with any arbitration or judicial proceeding between the parties to this Agreement arising out of or in connection with this Agreement. In the event of the termination of this Agreement, Buyer shall continue to keep such information confidential, except as specified in clauses
(i), (ii) and (iii) above and, at Sellers' request all written non-public information including all copies, reproductions, summaries, analyses or extracts thereof, or based thereon, in Buyer's or Buyer's agents' possession shall be returned to sellers or destroyed by Buyer or Buyer agents with written confirmation to sellers of such destruction.

                 (b) Special Bonus Plan. The Buyer will cause the Company to keep the Special Bonus Plan in full force and will not amend or modify this Plan without Richard H. Marks' consent.

                                   Article 6
                  Conditions Precedent to Buyer's Obligations

                 Buyer's obligations to consummate the transactions contemplated hereby shall be subject to the satisfaction, on or prior to the Closing Date, of each of the following conditions, each of which may be waived by Buyer in the manner set forth at Section 12.1 (Miscellaneous: Waiver) to the extent legally permissible:

         6.1 Representations and Warranties True at Closing. The representations and warranties made by Sellers in this Agreement shall, except for changes expressly contemplated by this Agreement, have been true and correct in all material respects on and as of the date when made and shall be true and correct in all material respects on and as of the Closing Date as though such representations and warranties had been made on and as of the Closing Date.

         6.2 Performance of Obligations. Sellers shall have performed and complied with in all material respects all covenants, conditions and agreements required by this Agreement to be performed or complied with on or prior to the Closing Date.

         6.3 Closing Certificate. Buyer shall have received a certificate of each Seller, dated as of the Closing Date, certifying in such detail as Buyer may reasonably request, to the fulfillment of the conditions specified in Sections 6.1 (Conditions Precedent to Buyer's Obligations: Representations and Warranties True at Closing) and 6.2 (Conditions Precedent to Buyer's
Obligations: Performance of Obligations).

         6.4 Filings; Consents. All waivers and other actions of any kind required to be obtained with, to or from any Persons in connection with the consummation of the transactions contemplated hereby or to prevent the termination of any material right, privilege, license or agreement of the Company, or any material loss or disadvantage to Buyer or the Company, shall have been obtained.

         6.5 Non-Foreign Person Affidavit. Buyer shall have received an affidavit required by Section 1445 of the Code from each Seller in a form reasonably satisfactory to Buyer showing that such Seller is not a "foreign person" within the meaning of such section.

         6.6 No Material Adverse Change. Except as provided in Section 5.2(e) of this Agreement, the business, properties or operations of the Company shall not have been adversely affected in any material way in any manner, including without limitation, as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, explosion, accident, casualty, labor disturbance, riot, condemnation or act of God or other public force or otherwise. There shall not have occurred any material adverse change since the Balance Sheet Date in the Business Condition of the Company except as set forth herein including Section 5.2(e) or in the schedules hereto.

         6.7 Opinions of Counsel for Sellers. Sellers shall have delivered an opinion of Miller, Simon, McGinn & Clark S.C., ("Miller Simon") as counsel for Marks and Quarles & Brady, as counsel for M&I, dated the Closing Date in form satisfactory to Buyer's counsel, as specified to the effect that:

                                  (i)      The matters represented and
warranted herein in Sections 4.1, 4.2, 4.4 (excluding the second sentence thereof), 4.6 and 4.7 (Sellers' Representations: Authorization and Execution, No Conflict, Organization and Good Standing, Ownership of Stock, Capitalization) are correct, qualified where appropriate by such counsel's knowledge except that Miller, Simon only need opine as to Section 4.4 and 4.7; and

                                  (ii)     Except as expressly set forth in
Schedule 4.11 (Representations and Warranties of Seller: Litigation), such counsel does not know of any litigation, proceeding, governmental investigation or claim pending or threatened against or relating to any Seller or the Company (Miller Simon only) or the transactions contemplated by this Agreement or any other agreements identified herein.

         6.8 Stock Certificates. Each Seller has delivered certificates for his/her/its Shares duly endorsed for transfer to Buyer with any required stock transfer stamps attached, together with any supporting documents which Buyer may have reasonably requested to evidence the good title of such Seller thereto, free and clear of any Encumbrances and sufficient to vest in Buyer good title to the Stock.

         6.9 Legal Proceedings; No Injunction. On the Closing Date, there shall be no injunction, restraining order or decree of any nature of any court or Governmental Authority in effect that restrains or prohibits the consummation of this Agreement.

         6.10 Resignation of Officers and Directors. If and to the extent requested by Buyer: (i) each officer of the Company shall have tendered his or her resignation from office effective not later than the Closing Date and the Board of Directors shall have elected such successor officers of the Company as are designated by Buyer; and (ii) each director of the Company shall have tendered his or her resignation from the Board of Directors effective not later than the Closing Date;

         6.11 Certificate of Status. At the Closing, Buyer shall have received certificates, issued by the appropriate government official dated as of a date within five days of the Closing, as to the status of the Company in the jurisdiction of its incorporation.

         6.12 Employment Agreement with Richard H. Marks. Richard H. Marks shall have entered into an Employment Agreement with the Company substantially in the form of Exhibit A.

                                   Article 7
                  Conditions Precedent to Sellers' Obligations

                 Sellers' obligations to consummate the transactions contemplated hereby shall be subject to the satisfaction, on or prior to the Closing Date, of each of the following conditions, each of which may be waived by Sellers in the manner set forth at Section 12.1 (Miscellaneous: Waiver) to the extent legally permissible:

         7.1 Representations and Warranties True at Closing. The representations and warranties made by Buyer in this Agreement or in any Schedule, certificate or other instrument delivered by Buyer to Sellers at or prior to the Closing shall, except for changes expressly contemplated by this Agreement, have been true and correct in all material respects on and as of the date when made and shall be true and correct in all material respects on and as of the Closing Date, in each case as though such representations and warranties had been made on and as of the Closing Date.

         7.2 Performance of Obligations. Buyer shall have performed and complied: (a) in all respects with the payments obligation of the Buyer in
Section 1.3 of this Agreement; and (b) in all material respects with all other covenants, conditions and agreements required by this Agreement to be performed or complied with on or prior to the Closing Date.

         7.3 Closing Certificate. Sellers shall have received a certificate of the president or vice president of Buyer, dated as of the Closing Date, certifying in such detail as Sellers may reasonably request, to the fulfillment of the conditions specified in Sections 7.1 (Conditions Precedent to Seller's
Obligations: Representations and Warranties True at Closing) and 7.2 (Conditions Precedent to Seller's Obligations: Performance of Obligations).

         7.4 Filings; Consents. All other actions of any kind required to be filed, made or obtained with, to or from any Persons which are necessary for the consummation of the transactions contemplated hereby shall have been obtained.

         7.5 Opinion of Counsel for Buyer. Buyer shall have delivered an opinion of Schiff Hardin & Waite, as counsel for Buyer, dated the Closing Date and in form satisfactory to Sellers' counsel, to the effect that the matters represented and warranted herein in Sections 3.1, 3.2 and 3.4 (excluding the second sentence thereof) (Buyer's Representations: Authorization and Execution, No Conflict, Organization and Good Standing) are correct, qualified where appropriate by such counsel's knowledge.

         7.6 Legal Proceedings; No Injunction. On the Closing Date, there shall be no injunction, restraining order or decree of any nature of any court or Governmental Authority in effect that restrains or prohibits the consummation of this Agreement or any other agreement identified herein or the transactions contemplated hereby or thereby, nor shall there be pending any suit or proceeding by any Governmental Authority that seeks injunctive relief in connection with the transactions contemplated hereby or thereby or otherwise seeks to prevent Buyer from owning or operating the Company.

         7.7 Certificates of Good Standing or Status. At the Closing, Sellers shall have received certificates, issued by the appropriate government official dated as of a date within five days of the Closing, as to the good standing of Buyer in the jurisdiction of its incorporation and as to the good standing or status in each jurisdiction in which it is qualified as a foreign corporation.

         7.8 Certified Resolutions. Buyer shall have delivered a certified copy of resolutions of its Board of Directors authorizing the execution, delivery and performance of this Agreement and all other agreements identified herein and all documents to be executed and delivered by Buyer at the Closing.

         7.9 Payment of Purchase Price. Buyer shall have delivered to Sellers the Purchase Price as provided in Section 1.3 (Purchase Price).

                                   Article 8
                               Survival Of Terms

         8.1 Representations and Warranties. The representations and warranties of the parties hereto contained in this Agreement and in any Schedule, certificate or other instrument furnished hereunder shall survive the consummation of the transactions contemplated hereby and shall continue until 11:59 P.M. Central Time on April 30, 1998 except for the following representations and warranties of Sellers: Capitalization (Section 4.7) Ownership of Shares (Section 4.6) which will survive for a period of thirty days after the statute of limitations applicable thereto has lapsed.

         8.2 Covenants and Agreements. All covenants and agreements contained in this Agreement and in any Schedule, certificate or other instrument furnished hereunder shall survive the consummation of the transactions contemplated hereby until 11:59 P.M. Central Time on April 30, 1998.

         8.3 General. Consummation of the transactions contemplated hereby shall not be deemed to be a waiver of any right or remedy possessed by any party hereto, notwithstanding that such party knew or should have known at the time of the Closing that such right or remedy existed.

                                   Article 9
                                Indemnification

         9.1 Indemnification. By Sellers. Except for the matters described in Section 9.10 of this Agreement. Sellers severally agree to defend, indemnify and hold harmless Buyer and, from and after the Closing Date, the Company from and against any loss, liability, expense (including but not limited to, reasonable costs of investigation and defense and fees and expenses of attorneys and legal assistants) (collectively "Buyer's Damages") arising from or in connection with any misrepresentation, inaccuracy or omission in any representation, breach of warranty, covenant or agreement of Seller in this Agreement or in any schedule, certificate or other instrument furnished hereunder, provided that (i) the amount of any Buyer's Damages shall be adjusted to take into account the present value of any benefit realized by the indemnified party with respect to the subject matter of such Buyer's Damages including but not limited to taxes and insurance, (ii) no Seller shall be obligated for Buyer's Damages which exceed Buyer's Damages multiplied by the Seller's pro rata ownership of Shares as set forth on the signature page to this Agreement and (iii) further subject to the limitations set forth as
Section 9.2 (Indemnification: Limitations on Sellers' Obligations). The obligation of Sellers under this Section 9.1 (Indemnification by Sellers) are collectively referred to as "Sellers' Indemnification Obligation" and the Sellers' Indemnification Obligation shall be the sole remedy for any Buyer's Damages.

         9.2 Limits of Indemnification. The liability under Section 9.1 of this Agreement shall:

                 (a) not arise with respect to a single indemnifiable course of conduct, related set of circumstances, occurrence or event unless the Buyer's Damages arising therefrom exceed Five Thousand and 00/100 Dollars ($5,000.00) (a "Covered Breach"); and

                 (b) not arise with respect to a Covered Breach unless, and then only to the extent that, the cumulative Buyer's Damages arising from said Covered Breach and all Covered Breaches relating to similar matters covered by a reserve, if any, which the Company has established specifically for such matters in the books and records of the Company as of August 31, 1996, exceed the amount of such specific reserve. To the extent the liability for such a Covered Breach is not covered by any specific reserve, or to the extent the aggregate of all such liabilities has exceeded the relevant reserve, the liability, or such portion thereof, as the case may be, shall be referred to as an "Indemnifiable Breach"; and

                 (c) be recoverable only if and to the extent that the cumulative Buyer's Damages for all Indemnifiable Breaches exceeds Five Hundred Thousand and 00/100 Dollars ($500,000.00) (the "Basic Basket"); and

                 (d) the Buyer shall not be entitled to more than one recovery for any single loss, damage, cost, expense, liability, obligation ro claim even though such may have resulted from the breach or inaccuracy of more than one of the representations and warranties and agreements made by the Sellers in or pursuant to this Agreement; and

                 (e) the cumulative liability of the Sellers under Section 9.1 of this Agreement shall be limited in the aggregate to Two Million and 00/100 Dollars ($2,000,000.00) minus any amounts paid or owed by the Sellers to the Buyer or the Company as Special Indemnification Obligations (the "Basic Maximum Amount"); and

                 (f) the Buyer shall not bring a claim or be entitled to indemnification with respect to any facts or circumstances resulting in a breach of any representation, warranty, covenant or agreement of the Sellers of which the Buyer had knowledge on or before the Closing Date except as set forth in Section 9.10.

         9.3 Termination. Of Sellers' Indemnification Obligation. Sellers' Indemnification Obligation shall terminate at 11:59 P.M. Central Time on April 30, 1998 with respect to all Buyer's Damages as to which notice, or notice of facts or allegations that may give rise thereto, has not been given to Sellers by such date, except that Sellers' Indemnification Obligation pursuant to this
Article 9 shall extend concurrently with the terms of Sellers' obligations set forth in Sections 8.1 and 8.2.

         9.4 Notice of Claims. In the event that any legal proceeding shall be instituted by a third party or any claim or demand shall be asserted by any Person in respect of which indemnification may be sought under the provisions of Article 9.1 (Indemnification), the indemnified party shall cause written notice thereof to be given to the indemnifying party as soon as practicable. Such notice shall set forth the nature of the Buyer's Damages, the amount thereof, if known, and the method of computation thereof, all with reasonable particularity, and shall contain a reference to the provisions of this Agreement in respect of which such Buyer's Damages shall have been incurred; and, in the case of a Legal Action by a third party, shall include a copy of all documents received by the indemnified party in connection therewith. Notwithstanding the foregoing, the right to indemnification hereunder shall not be affected by any delay in giving notice or defect in the notice unless, and then only to the extent that, the rights and remedies of the indemnifying party have been prejudiced as a result of the defect or delay.

         9.5 Payment/Contest of Claims. Other than with respect to matters covered by Section 9.6 (Third Party Claims) the indemnifying party shall, within 45 business days after receipt of each notice of Buyer's Damages, (a) pay to the indemnified party the amount of Buyer's Damages (after taking into account the provision of Section 9.2) specified, if an amount is so specified, or (b) notify the indemnified party that it wishes to contest the existence, amount or method of computation of part or all such Buyer's Damages, stating to the select known with reasonable particularity the basis upon which it contests the existence, amount or computation. Promptly after the indemnified party's receipt of a notice given pursuant to clause (b), the parties shall endeavor to resolve the disputes set forth therein. If agreement cannot be reached within 30 business days after receipt of such notice then the indemnified party may seek such remedies as are available to it under Section
12.13 of this Agreement.   If the indemnifying party fails to give notice
pursuant to clause (b), the indemnifying party shall be deemed to have accepted the claim for payment. No failure by an indemnifying party to acknowledge its indemnification obligations under this Article shall relieve such party of such indemnification obligations to the extent they exist.

         9.6 Third Party Claims. (a) Notice from Indemnifying Party. The indemnifying party shall, within 10 business days after receipt of notice from an indemnified party of a Legal Action by a third party, either (i) notify the indemnified party that the indemnifying party accepts without qualification its Indemnification Obligation with respect to the particular Legal Action ("Notice of Acceptance") or (ii) notify the indemnified party that the indemnifying party contests the Indemnification Obligation with respect to the Legal Action ("Notice of Contest").

                 (b) Notice of Acceptance. If the indemnifying party gives a Notice of Acceptance, then, as to that particular Legal Action, the indemnifying party shall be entitled to participate therein and, to the extent that it shall wish to, assume the defense thereof with counsel reasonably satisfactory to the indemnified party. After notice from the indemnifying party to the indemnified party of its election to assume the defense thereof, the indemnifying party shall not be liable to the indemnified party for any fees of other counsel or any other expenses, in each case subsequently incurred by the indemnified party in connection with the defense thereof, other than reasonable costs of investigation. If the indemnifying party assumes the defense of such Legal Action, no compromise or settlement may be effected by the indemnifying party without the indemnified party's consent unless (i) there is no finding or admission of any violation of Law or any violation of the rights of any Person and no effect on any other claims that may be made against the indemnified party and (ii) the sole relief provided is monetary damages that are paid in full by the indemnifying party; provided, however, that no such compromise or settlement may be effected if the indemnified party elects to reassume the defense of such action, and in such circumstances the liability of the indemnifying party shall be limited to the amount it had agreed to pay in connection with such compromise or settlement prior to the time the indemnified party reassumed the defense thereof. So long as the indemnifying party is contesting a Legal Action in good faith, the indemnified party shall not settle any such Legal Action without the consent of the indemnifying party (which shall not be unreasonably withheld), unless the indemnified party waives any right to indemnity from the indemnifying party therefor and no amount in respect thereof shall be claimed as Buyer's Damages under this Article. In the event that the indemnifying party does not elect, within the time period prescribed by Section 9.6(a) (Third Party Claims: Notice), to assume the defense of a particular Legal Action, then the indemnified party shall have the right to defend, contest, settle or compromise such Legal Action, and the indemnifying party shall be bound by any determination made in the Legal Action or any compromise or settlement effected by the indemnified party unless (i) there is a finding or admission of any violation of Law or violation of the rights of any Person by the indemnifying party, or (ii) relief is provided against the indemnifying party other than monetary damages, in which case no compromise or settlement may be effected by the indemnified party without the consent of the indemnifying party (which shall not be unreasonably withheld). the indemnifying party shall, upon request from the indemnified party, promptly pay to the indemnified party, in accordance with the other terms of this Article the amount of Damages resulting from the indemnified party's liability (whether such liability arises through Court Order or settlement or compromise which meets the requirements set forth herein) to the third party claimant.

                 (c) Notice of Contest. If the indemnifying party gives a Notice of Contest or fails to diligently contest a Legal Action, then, as to that particular Legal Action, the indemnifying party shall lose the right to defend or settle such Legal Action and the indemnified party shall have the right to defend, contest, settle or compromise such Legal Action and either (I) proceed against the indemnifying party under Section 9.5 (Payment/Contest of Claims) of this Article or (ii) implead the indemnifying party into the Legal Action as a third party defendant.

                 (d) Failure to Give Notice. If the indemnifying party fails to give notice of its intent to the indemnified party within the period prescribed by Section 9.6(a) (Third Party Claims), then the indemnified party shall have the right to defend, contest, settle or compromise such Legal Action, and the indemnifying party shall be bound by any determination made in such Legal Action or any compromise or settlement effected by the indemnified party unless (i) there is a finding or admission of any violation of Law or violation of the rights of any Person by the indemnifying party, or (ii) relief is provided against the indemnifying party other than monetary damages, in which case no compromise or settlement may be effected by the indemnified party without the consent of the indemnifying party (which consent shall not be unreasonably withheld). The indemnifying party shall, upon request from the indemnified party, promptly pay to the indemnified party, in accordance with the other terms of this Article the amount of Buyer's Damages resulting from the indemnified party's liability (whether such liability arises through Court Order or settlement or compromise which meets the requirements set forth herein) to the third party claimant.

                 (e) Cooperation. In the event that a claim for indemnification is based on a Legal Action by a third party, the parties hereto, their directors, officers, employees and agents shall cooperate fully with the other parties in the defense of such Legal Action, including, without limitation, revealing all information pertinent thereto which is within their control and by testifying for and on behalf of the indemnified party.

         9.7 Nature of Payments. All amounts paid pursuant to the Indemnification Obligation shall be treated as settlements of liabilities existing on the Closing Date. If, contrary to this expressed intent of the parties, any payment made pursuant to the Indemnification Obligation is treated as taxable income of the recipient, then the payor shall indemnify and hold harmless the recipient from any liability for taxes attributable to the receipt of such payment.

         9.8 Exclusivity. The rights of indemnity provided by Article 9 of this Agreement shall be exclusive of all other rights and remedies of Buyer including those of indemnity or contribution, whether created by law or otherwise, either before or after the Closing Date, relating in any way to the subject matter of this Agreement including Sellers breach of any representations, warranty, covenant or agreement contained herein.

         9.9 Indemnification by Buyer. Buyer hereby agrees to defend, indemnify, and hold harmless Sellers from and against any loss, liability, expense (including but not limited to, reasonable costs of investigation and defense and fees and expenses of attorneys and legal assistants) arising from or in connection with any misrepresentation, inaccuracy or omission in any representation, breach of warranty, covenant or agreement of Buyer in this Agreement or in any schedule, certificate or other instrument furnished hereunder.

         9.10 Special Indemnity Matters.

                 9.10.1 Definitions. As used in this Agreement, the following terms shall have the definitions specified:

                 (a) "Environment" shall mean the ambient air, surface water, ground water, sediment, land surface, land subsurface strata or drinking water supply.

                 (b) "Minimum Reasonable Costs" shall mean the minimum reasonable costs and expenses required to be incurred to assure compliance, as well as any and all Remedial Action required under the Environmental Laws.

                 (c) "Property" shall mean the real estate and buildings heretofore leased by the Company located at 4864 South 10th Street, Milwaukee, Wisconsin.

                 (d) "Release" shall mean any spill, leaking, pumping, pouring, emission, discharge, injection, escape, leaching, disposal or other release into the Environment of those specific Hazardous Materials that degrade into vinyl chloride from or related to the activities or operations of the Company on the Property prior to Closing Date.

                 (e) "Remedial Action" shall mean any action required of the Company pursuant to any Environmental Law to assess, investigate, clean up or contain or otherwise ameliorate or remedy any Release.

                 (f) "Special Basket" shall mean that amount equal to the Basic Basket minus any Sellers Indemnification Obligations actually applied to the Basic Basket.

                 (g) "Special Claim" shall mean any and all administrative, regulatory or judicial actions, suits, demands, demand letters, claims, liens, investigations, proceedings or notices of noncompliance or violation (written or oral) by any Person alleging potential liability (including without limitation, potential liability for enforcement, investigatory costs, cleanup costs, governmental response costs, removal costs, remedial costs, natural resource damages, property damages, personal injuries or penalties) of the Company arising out of, based on or resulting from a Release.

                 (h) "Special Liability" shall mean any fine, penalty, claim, obligation, damages, costs, liability or expense based on or related to:
(i) any Special Claim; or (ii) any Remedial Action, in each case to the extent arising from or relating to events, conditions or circumstances, occurring or existing prior to or as of the Closing Date.

                 (i) "Special Maximum Amount" shall mean that amount equal to the Basic Maximum Amount minus any amounts actually paid or owed by the Sellers to the Buyer and the Company as Sellers Indemnification Obligations pursuant to Section 9.1 of this Agreement at the time of computation of the Special Maximum Amount, but in no event shall the Special Maximum Amount exceed One Million and 00/100 Dollars ($1,000,000.00).

         9.10.2 Special Indemnity. Sellers severally agree to indemnify and hold harmless the Buyer and, from and after the Closing Date, the Company from and against any loss, liability, expense (including but not limited to, reasonable costs of investigation and defense and fees and expenses of attorneys and legal assistants) (collectively "Special Damages") arising from or in connection with any Special Liabilities, provided that: (a) the amount of any Special Damages shall be adjusted to take into account the present value of any benefit realized by the indemnified party with respect to the subject matter of such Special Damages including but not limited to taxes and insurance; (b) no Seller shall be obligated for Special Damages which exceed Special Damages multiplied by that Seller's pro rata ownership of Shares as set forth on the signature page to this Agreement; and (c) further subject to the limitations set forth in this Section 9.10 of this Agreement. The obligations of Sellers under this Section 9.10 are collectively referred to as "Special Indemnification Obligation" and the Special Indemnification Obligation shall be the sole remedy for any Special Damages.

         9.10.3 Special Basket. The liability under this Section 9.10 of this Agreement shall be recoverable only if and to the extent that the cumulative Special Damages exceed the Special Basket (to the extent that the Special Damages exceed the Special Basket, such Special Damages shall be referred to herein as the "Recoverable Special Damages").

         9.10.4 Sharing of Recoverable Special Damages. The Buyer (or the Company, as the case may be), on the one hand, and the Sellers, on the other hand, shall share the cost of any Recoverable Special Damages pursuant to the following formula:

                                                              Sellers Share
                                                                 on a Pro                     Buyer's
                                                                Rata Basis                     Share
                                                                ----------                   ---------
 First $250,000 of
 Recoverable Special Damages                                       80%                          20%

 Between $250,000 and $500,000
 of Recoverable Special Damages                                    70%                          30%

 Between $500,000 and $750,000
 of Recoverable Special Damages                                    60%                          40%

 Between $750,000 and $1,700,000
 of Recoverable Special Damages                                    50%                          50%


         9.10.5 Maximum Liability. The cumulative liability of the Sellers under this Section 9.10 of this Agreement shall be limited in the aggregate to the amount of the Special Maximum Amount.

         9.10.6  Exclusivity.  The rights of indemnity provided by this Section
9.10 of this Agreement shall be exclusive of all other rights and remedies of the Buyer including those of indemnity or contribution, whether created by law, under other sections of this Section 9 or otherwise, either before or after the Closing Date, relating in any way to the subject matter of this Section 9.10 of this Agreement.

         9.10.7 Express Conditions. As express conditions to the obligations of the Sellers under this Section 9.10 of this Agreement, the Buyer and the Sellers agree to the following provisions after the Closing Date:

                 (a) The Buyer shall not, and shall cause the Company to not, instigate, arrange, conduct or otherwise facilitate intrusive investigation (e.g. performing site borings or digging of wells) on the Property, nor request the owner of the Property for permission to take such steps, other than as required by Law.

                 (b) The Buyer shall not, and shall cause the Company to not, renew the lease of the Property to which the Company is a party which expires on October 31, 1997 and the Buyer shall cause the Company to promptly vacate the Property as of the expiration of such lease.

                 (c) The Buyer shall act in good faith, and shall consult with the Sellers, in all phases of the investigation, assessment and defense of any Special Claims and in the planning, implementation and control of any Remedial Action. Remedial Action shall be required only to the extent required to expend Minimum Reasonable Costs with respect to such Remedial Actions. The parties shall cooperate fully with each other with respect to any such Remedial Action.

                 (d) In the case of any disagreement between the Buyer and the Sellers over the need for, the extent of, the timing of, or any other matter with respect to, any Remedial Action or the defense or other contest of any Special Claim, the parties will each in good faith attempt to resolve the disagreement on a reasonable basis with the assistance of their respective attorneys and environmental consultants, with any remaining disagreements to be resolved in the good faith business judgement of the Board of Directors of the Buyer (exercised without regard to the availability of indemnification under this Section 9.10 of this Agreement). As to any matter resolved by the Board of Directors of Buyer, if the Sellers, within 30 calendar days after receiving written notice of the proposed action and the reasons therefor (with reasonable supporting detail) notifies the Buyer in writing that the Sellers disagree with the judgment of the Board of Directors of the Buyer, the matter shall be promptly referred to an independent consultant having expertise in the matter at issue, mutually acceptable to the Sellers and the Buyer or if the Sellers and the Buyer and their respective environmental consultants cannot agree on the selection of such consultant, CPR shall select an independent consultant. The fees and expenses of the independent consultant shall be paid equally by the Sellers, on the one hand, and the Buyer, on the other hand. The independent consultant shall promptly evaluate the facts and circumstances at issue, taking into consideration requirements of Law, environmental concerns and the economic consequences of such actions and shall recommend a course of action which the independent consultant believes in his good faith judgement (exercised without regard to the availability of indemnification under this Section 9.10 of this Agreement) should be taken. Such recommendation shall benefit and be binding upon the parties. The Buyer's compliance with this
Section 9.10.7(d) of this Agreement shall be excused if Remedial Action is necessary to address an imminent and substantial threat to human health or the Environment or if immediate Remedial Action is otherwise required and if the Buyer notifies the Sellers of the need to take such action as soon as practicable. In such event, the Sellers may challenge the Remedial Action taken with any disagreement resolved in accordance with the procedures set forth in this Section 9.10.7(d) of this Agreement.

                 (e) The Buyer agrees that: (i) the Sellers and their consultants shall have reasonable access to information and documents in the possession of the Buyer and the Company concerning any Special Liabilities including access, at all reasonable times and with reasonable frequency, to the relevant documents, employees, property and facilities; and (ii) Sellers shall have the right to initiate and pursue claims on their own behalf against adjacent landowners and other third persons (other than the Buyer or the Company) for contribution, indemnity, damages or injunctive relief relating to the subject matter of any Special Liabilities.

         9.10.8. Termination. The rights of the Buyer and the Company, and the obligations of the Sellers, under this Section 9.10 of this Agreement shall, as to any matter which has not been specifically described in a notice delivered by the Buyer to the Sellers prior to such time, expire at 11:59 P.M. Central Time, on October 31, 1999. Buyer agrees that it will not, and will cause the Company not to, deliver a notice claiming any Special Indemnification Obligation based upon the contamination by vinyl chloride and related compounds of the property owned and/or occupied by Mayfield Transfer Company and Prism Landscape Co. located on South 10th Street to the west and northwest of 4864 South 10th Street based only upon information available as of the Closing Date.


                                   Article 10
                     Post-Closing Covenants And Agreements

         10.1 Post-Closing Notices. Subsequent to the Closing, Buyer and Sellers shall cooperate to the fullest extent to give all notices required to be given after the Closing by any of the parties to any third party with respect to the transactions contemplated under this Agreement.

         10.2 Non-Competition; Non-Solicitation. (a) (i) For a period of two years after the Closing Date, Marks shall not engage or participate, directly or indirectly (as owner, partner, stockholder, lender, director, officer, employee, independent contractor, consultant, advisor or in any other capacity calling for the making of investments or acts of management, operation or control) in any business which is competitive with the business engaged in by the Company as such business was being conducted in any jurisdiction in which the Company conducted any business at the Closing Date (collectively, the "Jurisdictions"). Notwithstanding the foregoing, nothing contained in this Section shall prevent Marks from owning less than two percent of the outstanding shares of a publicly traded company which is a competitive business so long as such Seller does not, in fact, have the power to control or direct the management or policies of such competitive business and does not serve as a director or officer of and is not otherwise associated with, such competitive business.

                          (ii) Sellers shall not, for a period of two years
following the Closing Date, without the prior written consent of Buyer directly or indirectly solicit, encourage, entice or induce any Person who was an employee (excluding secretarial and clerical employees) of the Company on the date of this Agreement and at the time of such inducement to terminate his or her employment with the Company.

                 (b) The foregoing covenants shall be deemed to be a series of separate covenants, one for each Seller for each of the Jurisdictions. If it is ever held that any of the restrictions placed upon a Seller is unreasonable under circumstances then existing, any court of competent jurisdiction may impose lesser restrictions which will be substituted for the stated restrictions or if it is ever held that one or more of the separate covenants deemed included herein is unenforceable, such unenforceable covenant shall be deemed eliminated from the provisions hereof for the purpose of permitting the remaining separate covenants to be enforced.

                 (c) Each Seller acknowledges that his/her/its breach of any of the foregoing restrictive covenants would cause irreparable damage to Buyer and the Company for which a remedy at law would be inadequate. Accordingly, in such a case, Buyer and the Company shall be entitled to injunctive relief in addition to any other remedy provided at law or in equity.

         10.3 Further Assurances. At and after the Closing, each party shall, at the other parties' request, execute and deliver all such further assignments, endorsements or other documents as are reasonably necessary to effectively carry out the terms and intent of this Agreement.

         10.4 Books and Records. Upon reasonable notice and during normal business hours, Buyer shall and shall cause the Company to give Sellers and Sellers' authorized representatives access to such of the Company's books and records as may be retained (and shall permit such Person to make copies thereof) to the extent relating to periods prior to the Closing Date for the purpose of preparing Sellers' tax returns and conducting proceedings relating to taxes, or for other reasonable business purposes of Sellers and to all documents and materials of the Company as may be retained and were in existence on or before the Closing Date and as are reasonably necessary for the defense of any claim including a third-party claim. Buyer shall cause the Company to retain their books and records for a period of five years following the Closing Date and to retain such other documents and materials for a period of five years, except that such other documents and materials may be discarded or destroyed in the ordinary course of business.

                                   Article 11
                                  Termination

         11.1  Termination.  This Agreement may be terminated only as follows:

                 (a)  By mutual written agreement of the parties at any time.

                 (b)  By Buyer if one or more of the conditions specified in
Article 6 (Conditions Precedent to Buyer's Obligations) is not satisfied or waived by Buyer at the time at which performance of such condition is required.

                 (c) By unanimous action of Sellers if one or more of the conditions specified in Article 7 (Conditions Precedent to Sellers' Obligations) is not satisfied or waived by Sellers at the time at which performance of such condition is required.

                 (d) By Buyer or Sellers if the Closing shall not have occurred by October 30, 1996 provided that the Buyer and Sellers shall have theretofore performed and complied in all material respects with all the covenants and agreements on its/her/his part set forth to be performed or complied with prior to the Closing.

         11.2  Procedure and Effect of Termination.   In the event of
termination of this Agreement by either Sellers or Buyer as provided above, written notice thereof shall forthwith be given by the terminating party to the other parties hereto in the manner set forth at Section 12.5 (Miscellaneous:
Notices) and this Agreement shall thereupon terminate and be without further force and effect (with the exception that the obligations set forth in Sections, 5.3(a), 12.4, 12.5, (Confidentiality, Expenses, Notices) shall remain in full force and effect) and the transactions contemplated hereby shall be abandoned, without further action by the parties hereto.

         11.3 Nature of Remedy. Except in the case of intentional misrepresentation, intentional inaccuracy or omission in a representation, intentional breach of warranty, fraud or any material intentional failure to perform or comply with any material covenant or agreement contained herein, Termination pursuant to this Article 11 shall be the sole remedy of the parties hereto prior to Closing with respect to breaches of any covenant, agreement, representation or warranty contained in this Agreement, and none of the parties hereto nor any of their respective stockholders, directors, officers or affiliates shall have any liability or further obligation to any other party, or any of its stockholders, directors, officers or affiliates pursuant to this Agreement except as provided in Sections 5.3(a), 9.1, 9.2, 9.10, 12.4, 12.5, 12.13, 12.14, 12.17, 12.18, 12.19, 12.20 and 12.21). However, if the
termination of this Agreement is a result of the intentional misrepresentation, intentional inaccuracy or omission in a representation, intentional breach of warranty, fraud or any material intentional failure to perform or comply with any material covenant or agreement contained herein, the aggrieved party shall be entitled to recover from the non-performing party all out-of-pocket costs which such aggrieved party has incurred (including reasonable attorney's fees and expenses) and the termination of this Agreement pursuant to Section 11.1 (Termination) shall not be deemed or construed as limiting or denying any legal or equitable right or remedy of such party, and such party shall in addition be entitled to recover its costs and expenses (including reasonable attorney's fees and expenses) incurred in pursuing its rights and remedies hereunder.

                                   Article 12
                                 Miscellaneous

         12.1 Waiver. Either party hereto may, by written notice to the other party, (a) waive or extend the time of performance for any of the conditions to its obligations hereunder; (b) waive any inaccuracies in the representations or breaches of the warranties of the others contained in this Agreement or in any documents delivered pursuant to this Agreement; (c) Buyer may waive compliance with any of the covenants of Sellers and Sellers may waive compliance with any of the covenants of the Buyer hereunder; (d) Buyer may waive or modify performance of any of the obligations of Seller hereunder and Sellers may waive or modify performance of any of the obligations of Buyer hereunder. Waiver of the inaccuracy or breach of any one or more provisions of this Agreement shall not be deemed or construed to be a waiver of other breaches or inaccuracies or subsequent breaches or inaccuracies of the same provision. No action other than express written waiver taken by or on behalf of any party, including, without limitation, any investigation, shall be deemed to constitute a waiver by such party of compliance with any representation, warranty, condition, covenant or agreement contained herein.

         12.2 Amendments. This Agreement may not be modified or amended except by an agreement in writing signed by all Sellers and Buyer.

         12.3 Successors and Assigns. This Agreement shall be binding upon and shall inure to the benefit of each party hereto and such party's successors, assigns, heirs and representatives. The Buyer may not assign any of its rights or obligations under this Agreement prior to or on the Closing Date without the prior written consent of the Sellers.

         12.4 Payment of Expenses. Each of the parties hereto shall bear the costs, fees and expenses incurred by such party in connection with the negotiation, execution and performance of this Agreement, including fees of accountants and attorneys. None of the foregoing costs, fees and expenses which are incurred by or on behalf of any Seller shall be paid by the Company. Each Seller shall pay all transfer and documentary taxes required to be paid in connection with the sale, assignment, transfer and delivery of his/her/its shares hereunder.

         12.5 Notices. Any notice, consent, waiver or other communication required or permitted to be given or delivered to any of the parties hereto shall be deemed to have been given[, served] or delivered at the time of personal delivery or, at the time sent by facsimile transmission ("FAX") with receipt confirmed in writing, two business days after being deposited in the United States mails, certified or registered, return receipt requested, first class postage prepaid, or the first business day after deposit with United States Express Mail, Federal Express or other nationally- recognized overnight courier service, receipt requested, in each case to the appropriate addresses or FAX numbers set forth below:

            (a)      If to Buyer:             Mr. James E. Mohrhauser
                                              Chairman
                                              Versa Technologies, Inc.
                                              9301 Washington Ave.
                                              Sturtevant, WI 53177

                     FAX No.                  (414) 886-4614


                     with a copy to:          Lawrence Block
                                              Schiff Hardin & Waite
                                              7200 Sears Tower
                                              Chicago, IL 60606

                     FAX No.                  (312) 258-5600

            (b)      If to Sellers:           Mr. and Mrs. Richard A. Marks
                                              2225 North Lake Drive
                                              Milwaukee, WI 53202

                                              M&I Capital Markets Group, Inc.
                                              Attention: Mr. John T. Byrnes
                                                             President
                                              770 North Water Street
                                              Milwaukee, WI 53202

                     FAX No.                  (414) 765-7850


                     with a copy to:          Mr. Gary B. Simon
                                              Miller, Simon, McGinn & Clark S.C.
                                              788 North Jefferson Street
                                              Milwaukee, WI 53202

                     FAX No.                  (414) 271-1797

                                              Mr. Patrick M. Ryan
                                              Quarles & Brady
                                              411 East Wisconsin Avenue
                                              Milwaukee, WI 53202

                     FAX No.                  (414) 271-3552

or at such other address or FAX number and to the attention of such other person as the addressed party shall designate for itself by written notice in the foregoing manner. Notwithstanding anything to the contrary herein, such change shall not be effective until actual receipt.

         12.6 Governing Law. This Agreement and all amendments hereof and waivers and consents hereunder shall be construed in accordance with and governed by the internal Law of the State of Wisconsin without regard to the choice of law principles thereof.

         12.7 Entire Agreement. This Agreement, including the Schedules and Exhibits hereto and the other documents referred to herein which form a part hereof, contains the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings, undertakings, representations or warranties between the parties, whether oral or written, with respect to the subject matter hereof.

         12.8 Severability. The invalidity or unenforceability of any particular provision of this Agreement shall not affect the other provisions hereof, and the remainder of this Agreement shall be construed in all respects as if such invalid or unenforceable provision was omitted or, in the case of the non-competition and non-solicitation provisions set forth in Section 10.2, reformed pursuant to the provisions set forth therein.

         12.9 Captions and References. Captions appearing in this Agreement are intended for convenience of reference only and shall not in any way affect the meaning or interpretation of this Agreement. All references contained in this Agreement to Sections, Articles, Schedules and Exhibits mean Sections, Articles, Schedules and Exhibits of this Agreement unless otherwise specified.

         12.10 Capitalized Terms. All capitalized terms defined herein are equally applicable to both the singular and plural forms of such terms.

         12.11 Business Days. As used herein, the term "business day" shall mean any day that is not a Saturday or Sunday or day on which banks located in the City of Milwaukee, Wisconsin are authorized or required to be closed.

         12.12 Counterparts. This Agreement and any amendment or modification hereto or waiver hereunder may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         12.13 Dispute Resolution Mechanisms.

                 (a) Dispute. As used in this Agreement, "Dispute" shall mean any dispute or disagreement between the Sellers and the Buyer concerning the interpretation of this Agreement, the validity of this Agreement, any breach or alleged breach by any party under this Agreement or any other matter relating in any way to this Agreement; and shall exclude any of the matters described in
Section 9.10.7(d) of this Agreement which shall be handled in accordance with the provisions thereof.

                 (b) Procedures. If a Dispute arises, the parties shall follow the procedures specified in Sections 12.13(c), 12.13(d) and 12.13(e) of this Agreement.

                 (c) Negotiations. The parties shall promptly attempt to resolve any Dispute by negotiations between the Sellers and the Buyer. Either the Sellers or the Buyer may give the other party written notice of any Dispute not resolved in the normal course of business. The Sellers and the Buyer shall meet at a mutually acceptable time and place within ten (10) calendar days after delivery of such notice, and thereafter as often as they reasonably deem necessary to exchange relevant information and to attempt to resolve the Dispute. If the Dispute has not been resolved by these persons within thirty
(30) calendar days of the disputing party's notice, or if the parties fail to meet within such fifteen (15) calendar days, either the Sellers or the Buyer may initiate mediation as provided in Section 12.13(d) of this Agreement. If a negotiator intends to be accompanied at a meeting by legal counsel, the other negotiator shall be given at least three
(3) business days' notice of such intention and may also be accompanied by legal counsel.

                 (d) Mediation. If the Dispute is not resolved by negotiations pursuant to Section 12.13(c) of this Agreement, the Sellers and the Buyer shall attempt in good faith to resolve any such Dispute by nonbinding mediation. Either the Sellers or the Buyer may initiate a nonbinding mediation proceeding by a request in writing to the other party (the "Request"), and both parties will then be obligated to engage in a mediation. The proceeding will be conducted in accordance with the then current Center for Public Resources ("CPR") Model Procedure for Mediation of Business Disputes, with the following exceptions:

                          (i) if the parties have not agreed within thirty (30)
calendar days of the Request on the selection of a mediator willing to serve, CPR, upon the request of either the Sellers or the Buyer, shall appoint a member of the CPR Panels of Neutrals as the mediator; and

                          (ii) efforts to reach a settlement will continue
until the conclusion of the proceedings, which shall be deemed to occur upon the earliest of the date that: (a) a written settlement is reached; or (b) the mediator concludes and informs the parties in writing that further efforts would not be useful; or (c) the Sellers and the Buyer agree in writing that an impasse has been reached; or (d) a period of sixty (60) calendar days has passed since the Request and none of the events specified in Sections
12.13(d)(ii)(a), (b) or (c) have occurred.   No party may withdraw before the
conclusion of the proceeding.

                 (e) Adjudication. If a Dispute is not resolved by negotiation pursuant to Section 12.13(c) of this Agreement or by mediation pursuant to
Section 12.13.(d) of this Agreement within one hundred (100) calendar days after initiation of the negotiation process pursuant to Section 12.13(c) of this Agreement, such Dispute and any other claims arising out of or relating to this Agreement may be heard, adjudicated and determined in an action or jurisdiction over the parties.

                 (f) Provisional Remedies. At any time during the procedures specified in Sections 12.3.(c) and 12.13.(d) of this Agreement, a party may seek a preliminary injunction or other provisional judicial relief if in its judgement such action is necessary to avoid irreparable damage or to preserve the status quo. Despite such action, the parties will continue to participate in good faith in the procedures specified in Section 12.13(c) and 12.13(d) of this Agreement.

                 (g) Tolling Statue of Limitations. All applicable statues of limitation and defenses based upon the passage of time shall be tolled while the procedures specified in Sections 12.13(c) and 12.13(d) of this Agreement are pending. The parties will take such action, if any, as is required to effectuate such tolling.

                 (h) Performance to Continue. Each party is required to continue to perform its obligations under this Agreement pending final resolution of any dispute.

                 (i) Extent of Deadlines.  All deadlines specified in this
Section 12.13 of this Agreement may be extended by mutual agreement between the Sellers and the Buyer.

                 (j) Enforcement.  The parties regard the obligations in this
Section 12.13 of this Agreement to constitute an essential provision of this Agreement and one that is legally binding on them. In case of a violation of the obligations in this Section 12.13 of this Agreement by either the Sellers or the Buyer, a party may bring an action to seek enforcement of such obligation in any state or federal court having jurisdiction over the parties.

                 (k) Costs. The parties shall pay: (i) their own costs, fees, and expenses incurred in connection with the application of the provisions of Sections 12.13(c) and 12.13(d) of this Agreement; and (ii) fifty percent (50%) of the fees and expenses of CPR and the mediator in connection with the application of the provisions of Section 12.13(d) of this Agreement.

                 (l) Replacement. If CPR is no longer in business or is unable or refuses or declines to act or to continue to act under Section 12.13(d) of this Agreement for any reason, then the functions specified in Section 12.13(d) of this Agreement to be performed by CPR shall be performed by another person engaged in a business equivalent to that conducted by CPR as is agreed to by the Sellers and the Buyer (the "Replacement"). If the Sellers and the Buyer cannot agree on the identity of the Replacement within ten (10) calendar days after a Request, the Replacement shall be selected by the Chief Judge of the United States District court for the Eastern District of Wisconsin upon application. If a Replacement is selected by either means, Section 12.13(d) shall be deemed appropriately amended to refer to such Replacement.

         12.14 Schedules. If a document or matter is disclosed in any Schedule to this Agreement, it shall be deemed to be disclosed for all purposes of this Agreement without necessity of specific repetition or cross-reference. All capitalized terms used in any Schedule shall have the definitions specified in this Agreement.

         12.15 Directors, Officers and Fiduciary Indemnification. For a period of at least eight (8) years after the Closing Date, the Buyer will, and will cause the Company to, maintain in effect: (a) bylaw provisions, articles of incorporation provisions, or other agreements indemnifying present or former directors and officers of the Company who serve or served as such at or prior to the Closing Date and former, present or future fiduciaries of any employee benefit plan of the Company who serve or served as such at or prior to the Closing Date; and (b) policies of insurance: (i) insuring such officers and directors of the Company against certain matters which arose at or prior to the Closing Date; and (ii) insuring such fiduciaries against certain matters which arose at or prior to, or which arise after, the Closing Date, which in each case shall cover the same matters and be on terms (including without limitation, limits of liability in insurance policies) no less favorable than such articles of incorporation, bylaws or agreements and insurance policies of the Company as were in effect immediately prior to the Closing.

         12.16 Tax Treatment. The parties agree that for federal and state tax purposes they will treat the transactions described in this Agreement as a sale of the Shares by the Sellers to the Buyer. No party shall take a position for income tax purposes which is inconsistent with this Agreement.

         12.17 Attorneys' Fees In the event of litigation between the parties hereto to enforce and any provision of this Agreement, or for breach thereof, the party or parties obtaining a final nonappealable judgment in their favor shall be entitled to an award of their reasonable attorneys' fees and other expenses incurred in prosecuting or defending such action, as the case may be.

         12.18 Jurisdiction and Venue. Each party hereto hereby agrees that any proceeding relating to this Agreement must be brought in a court of competent jurisdiction sitting in Milwaukee County, Wisconsin. Each party hereto hereby consents to personal jurisdiction in any such action brought in any such action brought in any such court, consents to service of process by registered mail made upon such party and such party's agent and waives any objection to venue in inconvenient forum.

         12.19 Specific Performance. The parties agree that the assets and business of the Company as a going concern constitutes unique property. There is no adequate remedy at law of the damages which any party might sustain for failure of the other parties to consummate the transactions described in this Agreement, and accordingly, each party shall be entitled, at its option, to the remedy of specific performance to enforce the transactions contemplated by this Agreement.

         12.20 No Reliance; Third Party Beneficiaries. Except for the parties to this Agreement: (a) no person is entitled to rely on any of the representations, warranties and agreements of the parties contained in this Agreement; and (b) the parties assume no liability to any person because of any reliance on the representation, warranties and agreements of the parties contained in this Agreement; and (c) this Agreement shall not confer any rights or remedies upon any person.

         12.21 Separate Obligations. Each and every obligation and agreement of the Sellers contained in this Agreement is a separate obligation and agreement and none of such obligations and agreements are joint and several obligations.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the day and year first above written.


                                                    No. of           Pro rata                  Buyer:
Sellers:                                            Shares           Ownership

                                                   100,000          25.48%           Versa Technologies, Inc.
----------------------------------                 ---------                         ------------------------
Richard H. Marks
                                                                                     By:
                                                                                        ----------------------------------------
                                                                                        Its: Chairman

                                                   100,000          25.48%
-----------------------------------                -----------
Susan Marks


M&I Ventures Corporation


By:                                                192,500          49.04%
   ----------------------------------              -----------
      John T. Byrnes, President