Form 10-Q
period 1996-12-31
VERSA TECHNOLOGIES INC
filed 1997-02-11
CIK 320357

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               *****************


For Quarter Ended December 31, 1996                Commission file number 0-5240



                            VERSA TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                                  39-1143618
--------------------------------                            -------------------
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


9301 Washington Avenue, Racine, Wisconsin                             53406
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code  414/886-1174
                                                   -------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    X    YES          NO
                                           -----         -----

Common stock outstanding as of January 27, 1997 - 5,580,483 shares.

FORM 10-Q 12/31/96



                            VERSA TECHNOLOGIES, INC.

                                AND SUBSIDIARIES

                                   I-N-D-E-X
                                                              Exhibit Reference
                                                              or Form 10-Q
                                                              Page Number


                          PART I FINANCIAL INFORMATION

Item 1  Financial Statements

        Consolidated Balance Sheets                               10-Q, Page 3
              December 31, 1996 (Unaudited)
              and March 31, 1996

        Consolidated Statements of Earnings                       10-Q, Page 4
              Nine months ended December 31, 1996
              and 1995 (Unaudited)

        Consolidated Statements of Earnings                       10-Q, Page 5
              Three months ended December 31, 1996
              and 1995 (Unaudited)

        Consolidated Statements of Cash Flows                     10-Q, Page 6
              Nine months ended December 31, 1996
              and 1995 (Unaudited)

        Notes to Consolidated Financial Statements                10-Q, Page 7
              (Unaudited)

Item 2  Management's Discussion and Analysis                      10-Q, Page 9
         of Financial Condition and Results of Operations



                           PART II OTHER INFORMATION


Item 5  Management Changes                                       10-Q, Page 11

Item 6  Exhibits and Reports on Form 8-K                         10-Q, Page 12

FORM 10-Q 12/31/96




VERSA TECHNOLOGIES, INC.
BALANCE SHEETS*
------------------------------------------------------------------------------
                                                December 31,      March 31,
                                                   1996             1996
------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                         $   384          $14,746
Receivables, net of allowances                     11,261           11,410
Inventories                                        12,859            7,743
Prepaid expenses and taxes                          1,206            1,183
                                                  -------          -------

Total current assets                               25,710           35,082

PROPERTY, PLANT, AND EQUIPMENT**                   24,266           20,517

INTANGIBLES                                        11,225            1,530

OTHER ASSETS                                          251              309
                                                  -------          -------
                                                  $61,452          $57,438
                                                  =======          =======

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Short-term debt                                   $ 4,133               --
Accounts payable                                    4,751          $ 3,691
Accrued expenses                                    3,754            3,391
Income taxes                                          162               87
                                                  -------          -------

Total current liabilities                          12,800            7,169

DEFERRED INCOME TAXES                               1,877              820

DEFERRED PENSION, DEFERRED
COMPENSATION AND POSTRETIREMENT
BENEFITS EXPENSE                                    2,925            2,465

SHAREHOLDERS' EQUITY                               43,850           46,984
                                                  -------          -------
                                                  $61,452          $57,438
                                                  =======          =======



* In thousands of dollars. December 31, 1996 figures are unaudited. March 31, 1996 figures condensed from audited financial statements.
** Net of accumulated depreciation of $25,769,000 at December 31, 1996 and $25,556,000 at March 31, 1996.

FORM 10-Q 12/31/96




VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*
--------------------------------------------------------------------------
Nine Months ended December 31,                      1996            1995
--------------------------------------------------------------------------
NET SALES                                         $61,065          $50,840
Cost of Sales                                      44,916           36,542
                                                  -------          -------

GROSS PROFIT                                       16,149           14,298

Selling and administrative expenses                 9,365            8,295
                                                  -------          -------

OPERATING INCOME                                    6,784            6,003
                                                  -------          -------

OTHER INCOME
Interest income                                       355              645
Interest expense                                      (85)             (25)
Miscellaneous, net                                    124               90
Loss on sale of business                             (522)               -
                                                  -------          -------
                                                     (128)             710
                                                  -------          -------

EARNINGS BEFORE INCOME TAXES                        6,656            6,713

INCOME TAXES                                        2,770            2,430
                                                  -------          -------

NET EARNINGS                                      $ 3,886          $ 4,283
                                                  =======          =======

NET EARNINGS PER SHARE                            $  0.69          $  0.72
                                                  =======          =======

Average shares outstanding                          5,629            5,985
                                                  =======          =======




*Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

FORM 10-Q 12/31/96



VERSA TECHNOLOGIES, INC.
STATEMENTS OF EARNINGS (UNAUDITED)*
--------------------------------------------------------------------------
Three Months ended December 31,                    1996 **          1995
--------------------------------------------------------------------------
NET SALES                                         $22,088          $16,486
Cost of Sales                                      16,625           12,155
                                                  -------          -------

GROSS PROFIT                                        5,463            4,331

Selling and administrative expenses                 3,358            2,551
                                                  -------          -------

OPERATING INCOME                                    2,105            1,780
                                                  -------          -------

OTHER INCOME
Interest income                                        52              197
Interest expense                                      (61)              (9)
Miscellaneous, net                                     53                5
                                                  -------          -------
                                                       44              193

EARNINGS BEFORE INCOME TAXES                        2,149            1,973

INCOME TAXES                                          900              715
                                                  -------          -------

NET EARNINGS                                      $ 1,249          $ 1,258
                                                  =======          =======

NET EARNINGS PER SHARE                            $  0.22          $  0.21
                                                  =======          =======

Average shares outstanding                          5,579            5,964
                                                  =======          =======




* Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.
**  Includes two months of operations of Eder Industries, Inc.

FORM 10-Q 12/31/96



VERSA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)*

Decrease in Cash and Cash Equivalents

-------------------------------------------------------------------------------
Nine months ended December 31,                               1996         1995
-------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                          $  3,886      $ 4,283
   Depreciation and amortization                            2,670        2,420
   Provision for losses on accounts receivable                100           52
   Increase in current assets other than cash
    and cash equivalents                                   (1,360)         752
   (Decrease) Increase in current liabilities                (200)         (31)
   Increase in deferred liabilities                           367           80
   (Gain) Loss on disposition of equipment                    (25)         (20)
                                                         --------      -------
      Net cash provided by operating activities             5,438        7,536
                                                         --------      -------

Cash flows from investing activities:
   Capital expenditures                                    (5,561)      (3,068)
   Acquisition of  business, net of cash acquired         (14,761)           -
   Proceeds from sale of business                           3,009            -
   Loss on sale of business                                   498            -
   Proceeds from sale of plant and equipment                   36           53
   Other                                                      (30)          89
                                                         --------      -------
       Net cash used in investing activities              (16,809)      (2,926)
                                                         --------      -------

Cash flows from financing activities:
   Net borrowings under line of credit agreement            4,029            -
   Dividends paid                                          (3,648)      (3,829)
   Purchase of treasury stock                              (3,509)      (1,205)
   Sale of stock under option plans                           137          278
                                                         --------      -------
        Net cash used in financing activities              (2,991)      (4,756)
                                                         --------      -------

Decrease in cash and cash equivalents                     (14,362)        (146)

Cash and cash equivalents at beginning of period           14,746       15,967
                                                         --------      -------

Cash and cash equivalents at end of period               $    384      $15,821
                                                         ========      =======

Supplemental Disclosures of Cash Flow Information

Cash paid during period for:
   Income taxes                                          $  3,085      $ 2,343
   Interest                                                    49           --



*  Amounts are in thousands.

FORM 10-Q 12/31/96



                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies --

     The consolidated balance sheet as of December 31, 1996, the consolidated statements of earnings for the three-month and nine-month periods ended December 31, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended December 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Versa Technologies, Inc. and subsidiaries for the year ended March 31, 1996.

2. Inventories --

     Interim inventories are based on perpetual records which are partially verified by interim physical counts.

3. Intangible Assets --

     Included in intangible assets at December 31, 1996 was $10.4 million which is related to the acquisition of Eder Industries, Inc. (See Note 7). Goodwill of $8.2 million represented the excess of the acquisition cost over the fair value of net assets acquired and is amortized on a straight-line basis over 40 years. Other acquired intangibles (principally customer or employment related items) were $2.2 million and are being amortized on a straight-line basis over periods ranging from 3 to 40 years. Amortization expenses for the quarter ended December 31, 1996 for the above items was approximately $82,000.

4. Short Term Debt --

     At December 31, 1996 the Company's borrowings under a $15 million unsecured line of credit agreement were $4.1 million. Interest payable under this agreement is variable. The rate at December 31, 1996 was 6.3%.

FORM 10-Q 12/31/96




5.   Shareholders' Equity --

     Shareholders' equity is composed of the following elements (in thousands):

                                                   December 31,  March 31,
                                                           1996       1996
                                                   ------------  ---------
           Common stock, par value $.01 per share       $    61    $    61
           Additional paid-in capital                    18,631     18,681
            Retained earnings                            31,709     31,471
                                                         ------     ------
                                                         50,401     50,213
           Less treasury shares at cost                   6,551      3,229
                                                         ------     ------
                                                        $43,850    $46,984
                                                         ======     ======

     Total shares of common stock outstanding net of treasury shares was 5,580,483 at December 31, 1996 and 5,829,164 at March 31, 1996.

     During the nine months ended December 31, 1996, 13,869 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), and the Company's 1992 Incentive Stock Option Plan (the 1992 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

     As of December 31, 1996, 78,650 shares of common stock were reserved for issuance under the Company's 1982 Plan; 489,875 shares were reserved for issuance under the Company's 1992 Plan; and 35,100 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

     At the Company's annual meeting on July 23, 1996, shareholders ratified the adoption of the Versa Technologies, Inc. 1996 Employee Stock Purchase and Payroll Savings Plan. As of December 31, 1996, 35,367 shares of common stock were reserved for issue under this plan. The per share exercise price is $12.27 which was 90% of the closing price of the common stock on May 17, 1996. The Plan runs from January 1, 1997 to January 31, 1999. The earliest that an option could be exercised is during January, 1998.

     During the nine months ended December 31, 1996, retained earnings was credited with net income of $3,886,000 and charged with $3,648,000 for dividends paid (which included a $.35 per share special dividend).

6.   Earnings Per Share Calculation --

     Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

FORM 10-Q 12/31/96



7. On October 30, 1996, the Company acquired 100% of the capital stock of Eder Industries, Inc. ("Eder") for $15,382,000. The funds used to acquire Eder were borrowed ($4.8 million) under a revolving business note agreement, with the balance ($10.6 million) coming from the sale of short term cash investments.

     The acquisition was accounted for by the purchase method and, accordingly, Eder's results of operations have been included with the Company's results since the acquisition date. The fair value of assets acquired and liabilities assumed totaled $7.6 million (of which $700,000 was cash) and $2.2 million, respectively. The excess of the purchase price over the fair value of net assets acquired ($8.2 million) is being amortized on a straight-line basis over 40 years.

     The unaudited pro forma information below represents combined results of operations as if the acquisition had occurred at the beginning of the respective periods presented. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined Company had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.


                                               Period Ended December 31,
                                               -------------------------
      (in thousands, except per share data)       1996           1995
      -------------------------------------       ----           ----
      Revenues                                     $71,466        $63,484
      Net Earnings (1)                               4,019          4,230
      Earnings per share (1)                           .71            .71


     (1) The 1996 period includes a $498,000, or $.09 per share, after-tax loss on the disposition of Moxness Thermoplastics, Inc.

8. Sale of  Business

     On September 26, 1996, the Company completed the sale of its subsidiary, Moxness Thermoplastics, Inc., Stevensville, Michigan, to General Plastics Corporation, Stevensville, Michigan. Under the terms of the sale, General Plastics Corporation acquired 100% of the stock of Moxness Thermoplastics, Inc. from Moxness Products, Inc., a subsidiary of Versa Technologies, Inc., at a price of $3,410,000. Based on asset values on the effective date of the sale, September 1, 1996, the sale resulted in a one time loss during the second quarter of $522,000.

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

FORM 10-Q 12/31/96



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

With the acquisition of Eder Industries, Inc. on October 30, 1996 and the significant growth of its Fluid Power segment, the Company has moved more toward the manufacture of higher value-added engineered systems versus components. Additionally, both Moxness Products and Mox-Med (silicone businesses) have been placed under common leadership and there is now a greater sharing of technical and administrative support functions. In recognition of the changing nature and structure of the businesses, effective this quarter the Company revised its segment reporting. Versa/Tek's three business segments include Fluid Power (Milwaukee Cylinder and Power Gear), Engineered Materials (Moxness Products, Inc., Mox-Med, Inc., and Lovdahl Manufacturing), and Electronics (Eder Industries, Inc.).

Consolidated sales for the nine months increased $10,225,000 or 20% from the prior year. For the quarter, sales increased $5,602,000, or 34%. Comparative sales in thousands were as follows:


                                   Nine Months       Three Months
                                 ----------------  ----------------
                                  1996      1995     1996     1995
                                  ----      ----     ----     ----
Fluid Power                      $34,451  $24,907  $12,189   $8,619
Engineered Materials              24,165   26,618    7,286    8,041
Electronics *                      3,275        -    3,275        -
Less - interdivisional sales        (826)    (685)    (662)    (174)
                                 -------  -------  -------  -------
                                 $61,065  $50,840  $22,088  $16,486
                                 =======  =======  =======  =======

* Represents sales from October 30, 1996, the date of acquisition to December 31, 1996.

Sales for the Fluid Power segment for both the quarter and nine months ended December 31, 1996 grew approximately 40%. Operating income for the first nine months grew at approximately the same rates as sales. This growth continues to be fueled by Power Gear's penetration into the recreational vehicle market with its proprietary leveling systems and electrically-powered systems for slideout rooms. Sales to the recreational vehicle market represented 47% of this segment's sales for the nine months. As reported previously, this percentage will continue to increase during the balance of this fiscal year and into next year. Power Gear entered into a new agreement with a leading manufacturer of recreational vehicles during the second quarter to supply slideout systems for travel trailers. At full production, estimated annual sales volume under this agreement will be in excess of $6 million. For the quarter ended December 31, 1996, the rate of growth in operating income for the Fluid Power segment slowed somewhat due to a softening in both sales and operating income at Milwaukee Cylinder.

Sales at the Engineered Materials segment were down approximately 9% for both the quarter and nine months ended December 31, 1996. The decline in sales was due primarily to two factors. 1) The sale of Moxness Thermoplastics effective September 1, 1996. The drop in sales related to Moxness Thermoplastics for the quarter and nine months were $450,000 and $900,000 respectively. 2) The

FORM 10-Q 12/31/96


business continues to experience soft demand from several core medical customers. This segment's operating margin has been significantly reduced and is now close to break-even due primarily to the drop in volume. Management is currently investigating what actions are needed to return this segment to a higher level of profitability.

Results for the quarter include the operations of Eder starting October 30, 1996, the date the business was acquired. For additional information refer to
Note 7 in the quarterly financial statements or the Form 8-K filed on January 8, 1997.

On a consolidated basis, sales were up 20% for the first nine months of fiscal 1997 and gross profit increased by 13%. Gross profit as a percentage of sales decreased from 28.1% to 26.4%. This decline in the gross profit percentage was due almost entirely to the Engineered Materials segment where gross profit dollars declined by approximately $1.8 million. Consolidated operating income grew at the same percentage as gross profit.

For the first nine months of fiscal 1997, other income (deductions) declined $838,000. This drop included a one time pre-tax loss of $522,000 on the sale of the Company's thermoplastics business. This transaction was effective September 1, 1996. The other significant change was a $350,000 decline in net interest income (expense). This drop was due to lower cash balances for the first seven months of the year combined with the liquidation of short-term investments and the borrowing of $4.8 million under a revolving business note agreement to finance the acquisition of Eder.

The effective tax rate increased from 36.2% for the first nine months of fiscal 1996 to 41.6% for the same period this year. The tax rate increase was due primarily to two factors. 1) The loss on the disposition of the Company's thermoplastics business was not deductible for tax purposes; and 2) the tax rate for fiscal 1996 included the impact of a research and development credit claimed for prior years. Items which impacted the effective rate for the current quarter were the loss of the tax exempt interest on the Company's short term municipal investments and the non tax deductible amortization of the goodwill from the Eder acquisition.

Cash Flows and Liquidity

Cash provided from operating activities was $5.4 million for the nine months down from $7.5 million for the same period last year. Significant changes in the current sections of the balance sheet since March 31, 1996 were a $1.7 million decrease in accounts receivable offset by a $3.1 million increase in inventory. Accounts receivable were unusually high at March 31, 1996, due to the strength of March 1996 sales. The increase in inventory is almost entirely at our Power Gear unit which continues to experience significant sales growth.

Capital expenditures (investing activities) of $5.6 million for the nine months included an upgrade in the Company's aviation department. A turbo prop aircraft valued at $850,000 was traded in along with a $2.3 million cash payment for the purchase of a used jet aircraft. The purchase of this aircraft expands the range within which Company sales and engineering personnel can quickly service customers from the midwest to the continental United States and Canada. For the balance of the year, commitments for

FORM 10-Q 12/31/96


capital expenditures do not include any significant amounts in excess of historical levels for replacements and improvements to facilities and equipment.

The Company acquired 100% of the capital stock of Eder effective October 30, 1996 for $14.7 million (net of $700,000 of cash acquired). The funds used to acquire Eder were borrowed ($4.8 million) under a revolving business note agreement, with the balance coming from the sale of short term cash investments. Eder, a privately held company headquartered in Oak Creek, Wisconsin, designs and manufactures custom electronic products for original equipment manufacturers. Eder had sales of $18,600,000 for their fiscal year ended August 31, 1996. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired which approximates $8.2 million, was recorded as goodwill.

On May 20, 1996, the Board of Directors expanded the Company's stock buy back program to 15% of outstanding shares from 10% authorized in February 1995. During the nine months 262,600 shares were acquired for $3,509,000 (there was no change during the current quarter). Through December 31, 1996, 522,300 shares of the total 900,000 authorized have been repurchased under the program at a cost of $7,080,000.

At December 31, 1996, the Company had working capital of $12,910,000. Management anticipates that this liquidity plus $11,000,000 in available credit under an unsecured revolving business note agreement will be sufficient to cover known demands for uses of working capital.

Outlook

Order backlog on December 31, 1996 was $26,803,000 versus $13,608,000 one year ago. The increase in backlog is related entirely to the inclusion of Eder at December 31, 1996. It is anticipated that the order backlog is firm and will be filled within the current year.

Exclusive of the one-time reduction in earnings due to the divestiture of Moxness Thermoplastics, Inc. and despite continued weakness of the Engineered Materials businesses, management expects earnings per share for the fiscal year will be up slightly over the prior year.



                           PART II OTHER INFORMATION

Item 5 - Management Changes

On December 4, 1996 Michael W. Garvey was promoted to president of the Company's silicone business (Mox-Med, Inc. and Moxness Products, Inc).

Richard H. Marks, president of Eder Industries, Inc., was elected to the Board of Directors on November 21, 1996. The addition of Mr. Marks increases the number of directors to eight. He will serve through fiscal 1998 and be eligible for reelection to the Board in July 1998.

FORM 10-Q 12/31/96




Item 6 - Exhibits and Reports on Form 8-K

(a) The following Exhibits are filed as part of this report.

     2 Stock Purchase Agreement dated October 30, 1996 between the shareholders of Eder Industries, Inc. and Versa Technologies, Inc. (Incorporated by reference to Exhibit 2 to Form 10Q for the quarter ended September 30, 1996)

     10 Employment Agreement between Richard H. Marks, President of
        Eder Industries, Inc. and Versa Technologies, Inc., dated October 30, 1996. (Incorporated by reference to Exhibit 2 to Form 10Q for the quarter ended September 30, 1996)

(b) Reports on Form 8-K

     Form 8-K dated October 30, 1996 related to the Company's acquisition of Eder Industries, Inc. was filed on January 8, 1997.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VERSA TECHNOLOGIES, INC.
                                    ---------------------------------
                                     (Registrant)



Date:  February 11, 1997            /s/ Robert M. Sukalich
                                    ---------------------------------
                                    Vice President-Finance, Treasurer
                                    and Principal Financial Officer