Form 10-K405/A
VERSA TECHNOLOGIES INC
filed 1997-06-19
CIK 320357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For the fiscal year ended March 31, 1997
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
             For the Transition period from           to
                         Commission File Number 0-5240

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K. [X]

     Aggregate market value of Versa Technologies, Inc. Common Stock, held by non-affiliates as of May 30, 1997, was $73,006,612.

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of May 30, 1997: 5,580,610 shares of Common Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Versa Technologies, Inc. 1997 Annual Report to Shareholders (Parts I, II and IV of Form 10-K)

2. Portions of Versa Technologies, Inc. Notice of Annual Meeting and Proxy Statement dated June 16, 1997 (Parts I and III of Form 10-K)

================================================================================

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

     The Company comprises three business segments serving diverse markets. The Electronics Segment designs and manufactures custom electronic and electrical systems for a broad range of applications. The Engineered Materials Segment fabricates custom components from elastomers for special applications requiring a high degree of engineering expertise and product quality. The Fluid Power Segment manufactures custom engineered cylinders; hydraulic devices that raise, lower, stabilize, or level semitrailers, trucks, recreational vehicles and a variety of off-highway vehicles and equipment; and electrically powered systems that serve as drive mechanisms for slideout rooms on trailers and recreational vehicles.

(b) Financial Information About Industry Segments

     The sales and operating income of each industry segment and the identifiable assets attributable to each industry segment for the three years ended March 31, 1997, are set forth in Note 14 of the Notes to Consolidated Financial Statements on pages 23 and 24 of the Company's 1997 Annual Report to Stockholders, which note is incorporated herein by reference.

(c) Narrative Description of Business

                          ENGINEERED MATERIALS SEGMENT

     The Company's Engineered Materials Segment is comprised of two silicone businesses, Mox-Med (medical applications) and Moxness Products (industrial applications). These businesses share extensive design and process capabilities for the custom fabrication of silicone rubber components. Abilities in chemical engineering provide customers with specially formulated materials for unique applications. Molding capabilities include compression and transfer molding, injection molding with millable liquid silicones, and liquid injection molding. Expertise in silicone extrusion includes the production of flat tapes, shapes and profiles, co-extrusions, and tubing.

     Key to the Segment's success is the sophistication of its manufacturing and quality control facilities, its in-house tooling and compounding capabilities, and the expertise of its engineering staff who assist customers in product design and selection of appropriate materials. To enhance its capabilities, the Company has invested heavily in state-of-the-art manufacturing, research and testing equipment. The Company completed the installation of a class 100,000 industrial clean room at its East Troy, Wisconsin plant to allow for the manufacture of parts with higher cleanliness standards for industrial applications.

     Silicone elastomers are a broad family of synthetic polymers that are partly organic and partly inorganic. These materials are characterized by low surface tension, chemical inertness, excellent water repellency, good electrical properties and weatherability, and extreme temperature tolerance. In addition, the service life of silicone rubber is far superior to other elastomers under any conditions. These characteristics make silicone the best alternative for a wide variety of challenging applications in diverse markets.

MOXNESS PRODUCTS

     Since 1952, Moxness has served the industrial marketplace with molded and extruded parts for the automotive, appliance, aerospace, and business equipment markets. Automotive applications include diaphragms and seals used in "under-the-hood" applications and buttons used on remote control transmitters inside the vehicle. Silicone rollers are used in high volume laser printers and laminating equipment. Tubing and gaskets are produced for commercial ovens and refrigeration systems, and are used as seals in computers and business equipment. Mox-Tape(R), a self-adhering silicone tape, is used in a variety of applications requiring environmental insulation. It is wrapped around wire harnesses in aircraft, covers splices and terminations on power cables, and used to insulate motor and generator coils.

MOX-MED

     One of the most significant areas for the application of silicone rubber is the medical device market. In July 1983, the Company established a separate unit to expand the marketing of silicone rubber components to the medical device market. Manufacturers recognize that silicone rubber offers distinct advantages over other elastomers and polymers. Silicone rubber has many physical properties critical to the health care industry including biocompatibility, radiation and heat resistance, chemical and fluid resistance, tear resistance, cohesion and flexibility. Properly formulated and cured silicone rubber is odorless and tasteless. It will not support bacterial growth and does not irritate the skin or other organs. Because of its superior resistance to chemicals and temperature extremes, silicone rubber can withstand common sterilization methods.

     Mox-Med extrudes silicone tubing for a wide range of applications, including drug delivery systems, peristaltic pumps, surgical and wound drains, intravenous and enteral feeding lines, dialysis tubes, catheters, and blood sampling lines. The company produces tubing in an unlimited number of sizes and configurations. Diameters range from 0.01" to several inches. Other silicone extrusions include vessel loops and surgical paws used to identify and clamp off blood vessels during surgery, and tapes used in the manufacture of check valves for a variety of applications. Molded silicone parts include diaphragms which provide precise metering or regulation of fluid and air flow in intravenous pumps, dialysis machines and respirators; duck bills and check valves used to control fluid or gas in intravenous lines and anesthetic equipment; and infusion sleeves and test chambers which are used in cataract surgery.

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

     Mox-Med received ISO 9002 certification early in fiscal 1997. ISO 9002 is an internationally recognized guide for development of a comprehensive quality system. ISO 9002 standards related to manufacturing and the associated support functions. The company is working on certification to ISO 9001, which includes product design control. This certification will enhance Mox-Med's competitive position in the medical device market.

MARKETING

     Both Moxness and Mox-Med market their capabilities nationwide. Approximately 90% of sales are by internal sales personnel. The balance of sales are through independent manufacturers' representative organizations.

     The Segment's strategy is to focus its sales and engineering efforts on those market niches that demand a higher level of product quality and engineering expertise.

COMPETITION

     The Engineered Materials Segment competes directly with a number of manufacturers who provide silicone rubber components and competes indirectly with manufacturers of parts from other elastomers. The major portion of production is manufactured for specific customers. The Segment differentiates itself by providing exceptional quality and service and expert assistance in the design of component parts, production tooling, and material selection and/or formulation. Silicone rubber is most commonly used in applications where its unique properties are either essential or afford a significant advantage over less expensive elastomers. Competition may also take the form of certain customers developing their own in-house capability to produce silicone rubber components.

CUSTOMERS

     Industrial customers, which represent approximately 50% of this Segment's sales, are manufacturers who incorporate the components into products they produce such as business machines, automobiles, and electronic equipment. This Segment's medical customers are primarily manufacturers of medical devices. This Segment had no customers which exceeded 10% of the Company's consolidated sales.

ORDER BACKLOG

     As of March 31, 1997, the order backlog was $8,741,000 compared to $12,356,000 one year ago. Included in the backlog figure a year ago was $3,096,000 related to two plastics businesses which were disposed of during fiscal 1997. It is anticipated that the order backlog is firm and will be filled within the current fiscal year.

MISCELLANEOUS DATA

     Raw materials for the Engineered Materials Segment are available from a limited number of non-affiliated suppliers.

     The Segment does not have a reliance upon patents, trademarks, licenses, franchises or concessions in the conduct of their business.

     Business is not seasonal and does not require significant amounts of working capital. Terms of sale are net 30 days. Inventory of raw material not committed to a specific job is minimal.

     Sales to the U.S. Government which could be subject to re-negotiation represent an immaterial portion of Engineered Materials Segment's business.

                              FLUID POWER SEGMENT

     The Company's Fluid Power Segment is comprised of two operating units. Milwaukee Cylinder manufactures specially engineered cylinders, pressure boosters, valves and fluid power products, as well as a standard line of hydraulic and pneumatic cylinders. Power Gear(R) manufactures hydraulically-and electrically-powered proprietary systems.

MILWAUKEE CYLINDER

     Cylinders convert liquid or air pressure into mechanical force. There are several variables in cylinder design, such as bore (diameter of the cylinder), stroke (length of the piston rod in extended and retracted positions) and pressure application. Milwaukee Cylinder's standard line of cylinders include bore variables from 1 1/8 inches up to 16 inches, stroke of up to 14 feet, and pressure capacity of up to 5,000 pounds per square inch. The company stocks cylinder parts within its standard range of variables allowing for the rapid assembly and prompt delivery of cylinders to customer specifications. Approximately 60% of the sales of fluid power components is attributable to standard hydraulic and pneumatic cylinders and replacement parts. Remaining sales consist of hydraulic and pneumatic cylinders and other fluid power components custom engineered and manufactured to meet customer specifications.

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

POWER GEAR(R)

     In 1981 Versa/Tek purchased the Power Gear product line. It consisted of a single device, a hydraulic jack designed to raise and lower a truck trailer to dock height. This system remains a mainstay in Power Gear's sales mix. However, Power Gear's expertise in hydraulic systems has since been applied to a broad range of new applications and new customers.

     Power Gear's line of hydraulically powered devices are used to level and stabilize a variety of on and off-the-road vehicles, as well as rail and cargo containers. Off-the-road applications include portable cement and asphalt factories which are set up at the site of major construction projects. Power Gear is the exclusive supplier to most manufacturers of this type of equipment.

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

MARKETING

     Milwaukee Cylinder's fluid power components, which represent approximately 34% of this Group's sales, are marketed primarily in the Midwest where there is a heavy concentration of machine tool, materials handling and heavy equipment manufacturing. The balance of the company's sales occur nationwide with a nominal portion in Canada and the United Kingdom. Milwaukee Cylinder has representation agreements with 46 active fluid power sales engineering firms which maintain offices in the United States, Canada and the European Common Market. Direct sales account for approximately 30% of fluid power component sales.

     Power Gear's product line is marketed directly and through two independent manufacturers' representative organizations to end users or original equipment manufacturers in the United States and Canada. Regular advertising is placed in trade journals.

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

CUSTOMERS

     There was one significant customer for the Segment's fluid power products in fiscal 1997, 1996, and 1995. As a percent of total Segment sales, this customer accounted for 33% in fiscal 1997, 26% in fiscal 1995, and 22% in fiscal 1995.

ORDER BACKLOG

     As of March 31, 1997, the order backlog for the Fluid Power Segment was $4,416,000 compared to $4,392,000 one year earlier. All of the order backlog is firm and will be filled within the current fiscal year.

MISCELLANEOUS DATA

     Raw materials are readily available from several alternate sources.

     Business is not seasonal and working capital requirements are not significant. Terms of sales are net 30 days.

     Sales to the U.S. Government which could be subject to negotiation represent an immaterial portion of the business of the Fluid Power Group.

                              ELECTRONICS SEGMENT

     The Company acquired Eder Industries, Inc. ("Eder") on October 30, 1996. Eder designs and manufactures electronic systems and wired panel assemblies for original equipment manufacturers. Broad application experience and expertise in both electronic and mechanical design give Eder the ability to offer customers complete system development, from design to product testing to engineering support.

     Eder's electronics are used in a broad range of applications in diverse markets. Electronic products are used in factory automation and machine control, systems for fire control, in controls for top-of-the-line whirlpools and showers, and on material handling equipment. Eder's products are used in flow monitoring systems used in water purification systems, in controls on packaging equipment, and in computer-based instruments for medical applications.

     The strength of this Segment comes from the strong partnerships Eder has built with its customers, many of whom are leaders in their respective industries. Today as large companies are focusing on their core competencies, they are outsourcing more products and services. As a result, Eder has become the electronics arm for many of its customers, providing the engineering expertise and manufacturing capabilities necessary to design and produce their electronic systems.

     Eder's manufacturing capabilities include a high degree of vertical integration which enables the company to target opportunities where they can add value. Eder will populate the printed circuit board and add value to the assembly by producing a complete electronic control system. Sophisticated equipment for assembling printed circuit boards is used to automate procedures and improve product quality. The company's commitment to a total quality environment is reflected in its ISO 9001 certification.

MARKETING

     Eder's sales and marketing efforts have been primarily in the midwest. Ninety percent of Eder's sales are generated through direct sales representatives. A manufacturers' representative organization has been cultivating opportunities in the midwest. Future sales are expected to bring this ratio closer to 75% direct sales versus 25% sales by manufacturers' representatives.

COMPETITION

     Eder Industries has several competitors within the midwest that service the same niche of contract electronics manufacturing. Eder positions itself by offering a high degree of vertical integration and value-added capabilities that sets the Company apart from its competitors.

CUSTOMERS

     Customers are original equipment manufacturers (OEM's) that incorporate electronic/electro-mechanical sub-assemblies into applications which require a high degree of reliability. There were no customers for this Segment which exceeded 10% of the Company's consolidated sales.

ORDER BACKLOG

     As of March 31, 1997, the order backlog for the Electronics Segment was $17,065,000 compared to $16,703,000 on the date of acquisition. Approximately $2,500,000 of the backlog at March 31, 1997 was anticipated to be filled after fiscal 1998.

MISCELLANEOUS DATA

     Most electronic components are available from alternate sources. There are, however certain components which are sourced with a single supplier. A catastrophic event at a supplier's facility might result in a lack of supply. In addition, some electronic components have a short product life cycle, which can result in the discontinuance of production for that component. In each of these instances Eder engineers work with customers to redesign the electronic system or to find a substitute component.

     Business is not seasonal and working capital requirements are not significant. Terms of sales are net 30 days. Inventory of raw materials not committed to a specific job is minimal.

                            THE BUSINESS IN GENERAL

     The Company does maintain a corporate research and development department specifically related to one product line. The total amount spent during fiscal 1997 was not material. At the business units, research and development expenditures are a function of the respective engineering departments and are specific to customer projects. Costs associated with these projects are combined with the overall engineering department costs.

     It is the opinion of management that compliance with Federal, State and local provisions which regulate the discharge of materials into the environment, or relate to the protection of the environment, will not require significant capital expenditures or materially affect future earnings.

     The Company had minimal foreign sales and has no foreign operations.

                              SIGNIFICANT CUSTOMER

     There was one customer which accounted for more than 10% of the Company's consolidated sales. This customer's percentage of the Company's consolidated sales during fiscal 1997, 1996 and 1995 were 18%, 14% and 9.6% respectively.

                                   EMPLOYEES

     As of March 31, 1997, the Company had 702 active full-time employees.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

At March 31, 1997, the names and ages of all executive officers of the Company and all positions and offices held with the Company are listed below. There are no family relationships between such persons.

                                                                                          FIRST
                                                                                         ELECTED
                NAME                                       OFFICES                       OFFICER   AGE
                ----                                       -------                       -------   ---
James E. Mohrhauser..................  Chief Executive Officer & Chairman of the Board    1970     74
                                       of Directors of the Company
Thomas J. Magulski...................  President & Chief Operating Officer of the         1993     53
                                       Company
Robert M. Sukalich...................  Vice President Finance Treasurer & Assistant       1992     38
                                       Secretary of the Company
David J. McKendrey...................  President and Chief Operating Officer of the       1982     59
                                       Company's Fluid Power Segment
Richard H. Marks.....................  President and Chief Operating Officer of the       1996     59
                                       Company's Electronics Segment
Michael W. Garvey....................  President and Chief Operating Officer of the       1996     52
                                       Company's Engineered Materials Segment

     All officers are elected annually by the Board of Directors at the first Board meeting following each annual meeting of the stockholders. There are no agreements between any of the officers and any other person pursuant to election as an officer.

     Mr. Mohrhauser's, Mr. McKendrey's and Mr. Mark's occupations for the past five years have been stated in the above table. Mr. Magulski was elected President and Chief Operating Officer of the Company during December 1993. Mr. Magulski worked as a business consultant for the Company from March 1992 through September 1993. Prior to his involvement with the Company, he was Vice President of Intertech Resources, Inc. Mr. Sukalich was elected Vice President of Finance for the Company during July 1993. From July 1992 to July 1993, Mr. Sukalich was Treasurer and Assistant Secretary for the Company. From January 1992 to July 1992, Mr. Sukalich was Controller and Assistant Treasurer for the Company. Mr. Garvey was elected President and Chief Operating Officer of Moxness Products and Mox-Med during December 1996. From April 1996 to December 1996 Mr. Garvey was Vice President of Operations for this segment. Prior to his involvement with the Company he was an Industry Manager with The Tech Group.

ITEM 2 PROPERTIES

     The following table sets forth certain information with respect to the Company's principal facilities as of March 31, 1997:

                                     SQUARE
                                     FEET OF
           LOCATION                FLOOR SPACE                DESCRIPTION AND PRINCIPAL USE
           --------                -----------                -----------------------------
Racine, WI(1)..................      62,000       Sprinklered brick and cement block building located on
                                                  approximately three acres of land. Industrial silicone
                                                  rubber products manufacturing and general office.
East Troy, WI(1)...............      22,350       Sprinklered steel building on five acres of land.
                                                  Industrial silicone rubber products manufacturing.
Wausau, WI(1)..................      21,600       Sprinklered steel building on five acres of land.
                                                  Industrial silicone rubber products manufacturing.
Portage, WI(1).................      50,000       Sprinklered steel and brick building on eleven acres
                                                  of land. Medical silicone rubber products
                                                  manufacturing.
Cudahy, WI(1)..................      68,250       Sprinklered brick and steel building on five acres of
                                                  land. Fluid power products manufacturing and offices.
                                                  The Company owns an additional fifteen acres of
                                                  adjacent vacant land.
Beaver Dam, WI(1)..............      32,300       Sprinklered steel building located in an industrial
                                                  park. Power Gear manufacturing and offices.
Beaver Dam, WI(2)..............      14,400       Steel building located in an industrial park. Power
                                                  Gear manufacturing.
Oak Creek, WI(1)...............      33,400       Sprinklered steel building on seven acres of land.
                                                  Electronics Segment's manufacturing and offices.
Milwaukee, WI(3)...............      22,500       Brick building located in industrial area. Electronics
                                                  manufacturing.
Sturtevant, WI(1)..............       6,000       Sprinklered one story brick office building located on
                                                  approximately three acres of land. Corporate
                                                  headquarters.
Sturtevant, WI(1)..............       6,650       Sprinklered two story block building located on
                                                  approximately three acres of land. Silicone research
                                                  and development center and Information services.

---------------
(1) The Company owns these facilities. There are no debts secured by these properties.

(2) Leased facility. Lease expires in August 1998.

(3) Leased facility. Lease expires in October, 1997.

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

                                    PART II

     All information for this Part is incorporated by reference to the Company's 1997 Annual Report to Shareholders, as follows:

ITEM                    CAPTION                    INFORMATION INCORPORATED BY REFERENCE TO:
----                    -------                    -----------------------------------------
 5.    MARKET FOR THE COMPANY'S COMMON STOCK AND   Annual Report, page 34
       RELATED SECURITY HOLDER MATTERS
 6.    SELECTED FINANCIAL DATA                     Annual Report, pages 30 and 31
 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF     Annual Report, pages 26 through 29
       FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS
 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA  Annual Report, pages 13 through 25 and 32
 9.    CHANGES IN AND DISAGREEMENTS WITH           Not applicable
       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
       DISCLOSURE

                                    PART III

     All information for this part, except that set forth under the sub-heading Executive Officers of the Registrant in Item 1(c) Part I, is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders as follows:

ITEM                    CAPTION                    INFORMATION INCORPORATED BY REFERENCE TO:
----                    -------                    -----------------------------------------
10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE     Proxy Statement, pages 2 through 4; and
       REGISTRANT                                  Form 10-K Item 1(c) Part I, page 8
11.    EXECUTIVE COMPENSATION                      Proxy Statement, pages 6 through 10
12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       (a) Security ownership of certain beneficial owners and management is presented on pages 4 and 5 of the Company's Proxy Statement for the 1997 Annual Meeting of
           Shareholders, which data is incorporated herein by reference.
       (b) The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.
13.    CERTAIN RELATIONSHIPS AND RELATED           Not applicable
       TRANSACTIONS

                                    PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1) The consolidated financial statements together with the report thereon of Deloitte & Touche LLP presented on pages 13 through 25 of the Company's 1997 Annual Report to Shareholders, incorporated herein by reference.

     2) Financial Statement Schedules--

        Schedule II Valuation and Qualifying Accounts

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

     3) Exhibits

          3.1 Certificate of Incorporation of Versa Technologies, Inc. as amended and in effect on March 31, 1988 (incorporated by reference to Form 10-K for fiscal year ended March 31,
                  1988).
          3.2     By-Laws of Versa Technologies, Inc., as in effect on March
                  31, 1992 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1992).
         10.2     Copy of Versa Technologies, Inc. 1982 Employee Incentive
                  Stock Option Plan as amended (incorporated by reference to
                  Form 10-K for fiscal year ended March 31, 1988).
         10.6     Copy of Supplemental Pension Agreement with Mr. James E.
                  Mohrhauser, as amended through December 1, 1980
                  (incorporated by reference to Form 10-K, for fiscal year ended March 31, 1981).
         10.9     Copy of Versa Technologies, Inc. Divisional Executive Bonus
                  Plan, as amended effective April 1, 1994 (incorporated by reference to Form 10-K for fiscal year ended March 31,
                  1994).
         10.10    Copy of Versa Technologies, Inc. 1992 Employee Incentive
                  Stock Option Plan as amended (incorporated by reference to Form S-8 filed with the SEC on December 2, 1996, file No.
                  333-17135).
         10.12 Copy of Deferred Compensation Plan for Executives which became effective April 1, 1994 (incorporated by reference to Form 10-K for fiscal year ended March 31, 1994).
         10.15    Copy of Versa Technologies, Inc.'s Stock Purchase and
                  Dividend Reinvestment Plan (incorporated by reference to
                  Form 10-K for fiscal year ended March 31, 1996).
         10.16    Copy of 1996 Employee Stock Purchase and Payroll Savings
                  Plan (incorporated by reference to Form S-8 filed with the SEC on December 2, 1996, file No. 333-17137).
         10.17 Copy of Employment Agreement with Mr. Richard H. Marks. The agreement is for the period December 1, 1996 through November 30, 1999 (incorporated by reference to Form 10-Q for quarter ended September 30, 1996 filed with the SEC on November 13, 1996).
         10.18 Copy of Stock Purchase Agreement dated October 30, 1996 between the shareholders of Eder Industries, Inc. and Versa
                  Technologies, Inc. (incorporated by reference to Form 10-Q for the quarter ended September 30, 1996, filed with the SEC in November 13, 1996)
         13. Pages from the 1997 Annual Report to Stockholders which were incorporated by reference to Form 10-K.
         21.      Subsidiaries of Versa Technologies, Inc.
         23.      Consent of Independent Auditors.
         27.      Financial Data Schedule.

(b) Reports on Form 8-K:

     A Form 8-K, dated October 30,1996 relating to the acquisition of Eder Industries, Inc. was filed on January 8, 1997.

                   VERSA TECHNOLOGIES, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                 DEDUCTIONS
                                                                 ADDITIONS     (FOR BAD DEBTS
                                                   BALANCE AT    CHARGED TO     WRITTEN OFF
                                                   BEGINNING     COSTS AND      OR INVENTORY      BALANCE AT
DESCRIPTION                                        OF PERIOD      EXPENSES      DISPOSED OF)     END OF PERIOD
-----------                                        ----------    ----------    --------------    -------------
Deducted from receivables account in the
  balance sheets--
  Allowance for losses in collection, year
     ended:
     March 31, 1997............................     $261,501*     $ 26,288        $ 56,789         $231,000
     March 31, 1996............................      161,881        91,902          47,282          206,501
     March 31, 1995............................      189,000        51,529          78,648          161,881
Deducted from inventories account in the
  balance sheets--
  Reserve for obsolete inventory
     March 31, 1997............................     $215,000*     $160,000        $    -0-         $375,000
     March 31, 1996............................      148,000        36,000         184,000              -0-
     March 31, 1995............................      314,000       148,000         314,000          148,000

---------------
* Includes $55,000 and $215,000, related to receivables and inventories respectively, on Eder Industries, Inc.'s balance sheet at the date of acquisition, October 30, 1996.

DELOITTE & TOUCHE LOGO                  ----------------------------------------
                                        411 East Wisconsin Avenue     Telephone:
                                        (414) 271-3000
                                        Milwaukee, Wisconsin 53202-4496

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
  Shareholders of Versa Technologies, Inc.:

     We have audited the consolidated financial statements of Versa Technologies, Inc. and subsidiaries as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 9, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Versa Technologies, Inc. and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Deloitte & Touche LLP
May 9, 1997

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

Date: June 16, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of Versa Technologies, Inc. and in the capacities and on the dates indicated:

/s/ DENIS H. CARROLL                                 /s/ MORRIS W. REID
-----------------------------                        -----------------------------
Denis H. Carroll, Director                           Morris W. Reid, Director
June 16, 1997                                        June 16, 1997

/s/ HERMAN B. MCMANAWAY                              /s/ JAMES E. MOHRHAUSER
-----------------------------                        -----------------------------
Herman B. McManaway, Director                        James E. Mohrhauser, Director
June 16, 1997                                        June 16, 1997

/s/ WILLIAM P. KILLIAN                               /s/ THOMAS J. MAGULSKI
----------------------------                         -----------------------------
William P. Killian, Director                         Thomas J. Magulski, Director
June 16, 1997                                        June 16, 1997

/s/ JOAN R. LLOYD                                    /s/ RICHARD H. MARKS
---------------------------                          -----------------------------
Joan R. Lloyd, Director                              Richard H. Marks, Director
June 16, 1997                                        June 16, 1997


                                                                                                             File No 0-5240
                                         EXHIBIT INDEX

                                                                                       Sequential Page
 Designation of                                                                       Number of Exhibit
   Exhibit                                                                             or Incorporation
(Reg. S-K, Item 601)                Exhibit                                                 Reference
--------------------                -------                                           -----------------
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

       3.2                     By-Laws of Versa Technologies, Inc.                                     (c)

      10.2                     1982 Employee Incentive Stock                                           (b)
                               Option Plan, as amended

      10.6                     Supplemental Pension Agreement                                          (a)

      10.9                     Divisional Executive Bonus Plan                                         (e)

      10.10                    1992 Employee Incentive Stock Option Plan                               (g)
                                as amended

      10.12                    Deferred Compensation Plan for Executives                               (e)

      10.15                    Versa Technologies, Inc. Stock Purchase and                             (f)
                               Dividend Reinvestment Plan

      10.16                    1996 Employee Stock Purchase and                                        (h)
                                Payroll Savings Plan

      10.17                    Employment Agreement with                                               (i)
                                Mr. Richard H. Marks

      10.18                    Stock Purchase Agreement between the Shareholders                       (i)
                               of Eder Industries, Inc. and Versa Technologies, Inc.

      13 Pages from the 1997 Annual Report to Shareholders which were incorporated by reference to Form 10-K

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

(b) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1988.

(c) Incorporated by reference to Registrant's From 10-K for fiscal year ended March 31, 1992.

(d) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1993.

(e) Incorporated by reference to Registrant's Form 10-K for fiscal year ended March 31, 1994.

(f) Incorporated by reference to Registrant's Form 10-K filed for fiscal year ended March 31, 1996.

(g) Incorporated by reference to Registrant's Form S-8 filed with the SEC on December 2, 1996, file No. 333-17135.

(h) Incorporated by reference to Registrant's Form S-8 filed with the SEC on December 2, 1996, file No. 333-17137.

(i) Incorporated by reference to Registrant's Form 10-Q for the Quarter ended September 30, 1996, filed with the SEC on November 13, 1996.