Form 10-Q
period 1997-06-30
VERSA TECHNOLOGIES INC
filed 1997-08-08
CIK 320357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1997

COMMISSION FILE NUMBER 0-5240

                            VERSA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)
                                   39-1143618
                                (I.R.S. Employer
                              Identification No.)

                   9301 WASHINGTON AVENUE, RACINE, WISCONSIN
                    (Address of principal executive offices)
                                     53406
                                   (Zip Code)

Registrant's telephone number, including area code 414/886-1174

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Common stock outstanding as of July 28, 1997 -- 5,589,458 shares.

================================================================================

                            VERSA TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                     INDEX

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

Item 1   Financial Statements
         Consolidated Balance Sheets                                                 10-Q, Page 3
         June 30, 1997 (Unaudited) and March 31, 1997
         Consolidated Statements of Earnings                                         10-Q, Page 4
         Three months ended June 30, 1997 and 1996 (Unaudited)
         Consolidated Statements of Cash Flows                                       10-Q, Page 5
         Three months ended June 30, 1997 and 1996 (Unaudited)
         Notes to Consolidated Financial Statements                                  10-Q, Page 6
         (Unaudited)
Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               10-Q, Page 8

                                     PART II OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                            10-Q, Page 9

                            VERSA TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS*

                                                                            JUNE 30,    MARCH 31,
                                                                              1997        1997
                                                                            --------    ---------
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents..............................................   $  1,150     $ 1,127
  Receivables, net of allowances.........................................     14,001      13,203
  Inventories............................................................     11,876      11,501
  Prepaid expenses and taxes.............................................      1,262       1,467
                                                                            --------    --------
       Total current assets..............................................     28,289      27,298
PROPERTY, PLANT, AND EQUIPMENT**.........................................     23,463      23,376
INTANGIBLES..............................................................     11,005      11,127
OTHER ASSETS.............................................................        176         190
                                                                            --------    --------
                                                                            $ 62,933     $61,991
                                                                             =======     =======
                         LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Short-term debt........................................................   $     --     $ 2,981
  Accounts payable.......................................................      5,176       3,843
  Accrued expenses.......................................................      4,535       4,682
  Income taxes...........................................................      1,301         317
  Employee stock purchase and payroll savings plan.......................         87          47
                                                                            --------    --------
       Total current liabilities.........................................     11,099      11,870
DEFERRED INCOME TAXES....................................................      2,020       2,059
DEFERRED PENSION, DEFERRED COMPENSATION AND POSTRETIREMENT BENEFITS
  EXPENSE................................................................      3,078       2,936
SHAREHOLDERS' EQUITY.....................................................     46,736      45,126
                                                                            --------    --------
                                                                            $ 62,933     $61,991
                                                                             =======     =======

-------------------------
 * In thousands of dollars. March 31, 1997 figures condensed from audited financial statements.

** Net of accumulated depreciation of $26,460,000 at June 30, 1997 and $25,570,000 at March 31, 1997.

                            VERSA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)*

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                             ------------------
                                                                              1997       1996
                                                                             -------    -------
NET SALES.................................................................   $27,057    $19,365
  Cost of Sales...........................................................    19,524     14,000
                                                                             -------    -------
GROSS PROFIT..............................................................     7,533      5,365
Selling and administrative expenses.......................................     4,107      2,940
                                                                             -------    -------
OPERATING INCOME..........................................................     3,426      2,425
                                                                             -------    -------
OTHER INCOME
  Interest (expense) income...............................................        (4)       160
  Miscellaneous, net......................................................        42         34
                                                                             -------    -------
                                                                                  38        194
                                                                             -------    -------
EARNINGS BEFORE INCOME TAXES..............................................     3,464      2,619
INCOME TAXES..............................................................     1,351        975
                                                                             -------    -------
NET EARNINGS..............................................................   $ 2,113    $ 1,644
                                                                             =======    =======
NET EARNINGS PER SHARE....................................................   $   .38    $  0.29
                                                                             =======    =======
Average shares outstanding................................................     5,581      5,729
                                                                             =======    =======

-------------------------
* Amounts are in thousands except earnings per share. Interim results are not necessarily indicative of full year and are subject to audit.

                             VERSA TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)*

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                             ------------------
                                                                              1997       1996
                                                                             -------    -------
Cash flows from operating activities:
  Net earnings............................................................   $ 2,113    $ 1,644
  Depreciation............................................................       922        848
  Amortization............................................................       126          9
  Provision for losses on accounts receivable.............................        21         15
  Increase in deferred liabilities........................................       104        139
  (Loss) gain on disposition of equipment.................................        (8)         1
  (Increase) decrease in current assets other than cash and cash
     equivalents..........................................................      (987)       279
  Increase (decrease) in current liabilities..............................     2,210       (207)
                                                                             -------    -------
       Net cash provided by operating activities..........................     4,501      2,728
                                                                             -------    -------
Cash flows from investing activities:
  Capital expenditures....................................................    (1,010)    (1,704)
  Other...................................................................        16         24
                                                                             -------    -------
       Net cash used in investing activities..............................      (994)    (1,680)
                                                                             -------    -------
Cash flows from financing activities:
  Net payments under line of credit agreement.............................    (2,981)        --
  Dividends paid..........................................................      (558)      (580)
  Purchase of treasury stock..............................................        --     (3,105)
  Sale of stock under option plans........................................        55        109
                                                                             -------    -------
       Net cash used in financing activities..............................    (3,484)    (3,576)
                                                                             -------    -------
Increase (decrease) in cash and cash equivalents..........................        23     (2,528)
Cash and cash equivalents at beginning of period..........................     1,127     14,746
                                                                             -------    -------
Cash and cash equivalents at end of period................................   $ 1,150    $12,218
                                                                             =======    =======
Supplemental Disclosures of Cash Flow Information
Cash paid during period for:
  Interest................................................................   $     4         --
  Income taxes............................................................   $   405    $   356

-------------------------
* Amounts are in thousands.

                            VERSA TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES --

     The consolidated balance sheet as of June 30, 1997 and the consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of Versa Technologies, Inc. and subsidiaries for the year ended March 31, 1997.

2. INVENTORIES --

     Interim inventories are based on perpetual records which are partially verified by interim physical counts.

3. INTANGIBLES --

     Intangibles include $797,000 relating to pre-1970 acquisitions that are not being amortized. Included in intangible assets at June 30, 1997 was $10.2 million which is related to the acquisition of Eder Industries, Inc. (See Note
6). Goodwill of $8.1 million represented the excess of the acquisition cost over the fair value of net assets acquired and is amortized on a straight-line basis over 40 years. Other acquired intangibles (principally customer or employment related items) were $2.1 million and are being amortized on a straight-line basis over periods ranging from 3 to 40 years. Amortization expenses for the quarter ended June 30, 1997 for the above items was approximately $126,000.

4. SHORT-TERM DEBT --

     At June 30, 1997, the Company had no borrowings under a $15 million unsecured line of credit agreement. The line bears interest at a variable rate based on the current thirty-day LIBOR rate plus 75 basis points. The line of credit renews annually on July 31.

5. SHAREHOLDERS' EQUITY --

     Shareholders' equity is composed of the following elements (in thousands):

                                                                      JUNE 30,    MARCH 31,
                                                                        1997        1997
                                                                      --------    ---------
        Common stock, par value $.01 per share.....................   $     61     $    61
        Additional paid-in capital.................................     18,649      18,648
        Retained earnings..........................................     34,523      32,968
                                                                      --------    ---------
                                                                        53,233      51,677
        Less treasury shares at cost...............................      6,497       6,551
                                                                      --------    ---------
                                                                      $ 46,736     $45,126
                                                                       =======     =======

     Total shares of common stock outstanding net of treasury shares was 5,584,458 at June 30, 1997 and 5,580,533 at March 31, 1997.

     During the three months ended June 30, 1997, 3,905 shares of treasury stock were re-issued under the provision of the Company's 1982 Incentive Stock Option Plan (the 1982 Plan), the Company's 1992 Incentive Stock Option Plan (the 1992
Plan) and the Company's 1996 Employee Stock Purchase and Payroll Savings

                            VERSA TECHNOLOGIES, INC.

Plan (the 1996 Plan). Treasury stock cost basis in excess of the proceeds received was charged to additional paid-in capital.

     As of June 30, 1997, 76,650 shares of common stock were reserved for issue under the Company's 1982 Plan; 486,125 shares were reserved for issue under the Company's 1992 Plan; 30,643 shares were reserved for issue under the Company's 1996 Plan; and 30,000 shares were reserved for non-qualified stock options held by outside directors and an outside officer of the Company.

     During the three months ended June 30, 1997, retained earnings was credited with net income of $2,113,000 and charged with $558,000 for dividends paid.

6. EARNINGS PER SHARE CALCULATION --

     Earnings per share have been computed on the basis of weighted average shares outstanding during the respective interim periods. Common share equivalents were excluded because their dilutive effect is not significant.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Consolidated sales for the three months increased $7.7 million, or 40% from the prior year. Comparative sales in thousands were as follows:

                                                                         THREE MONTHS
                                                                      ------------------
                                                                       1997       1996
                                                                      -------    -------
        Fluid Power................................................   $14,423    $10,969
        Engineered Materials.......................................     6,930      8,602
        Electronics................................................     5,965         --
          Less -- interdivisional sales............................      (261)      (206)
                                                                      -------    -------
                                                                      $27,057    $19,365
                                                                      =======    =======

     Sales and operating income for the Fluid Power segment grew at 32% and 40%, respectively. Power Gear had a particularly strong sales performance with new business for slide-out systems for the RV market gained last year, which is now in full production. Quarter-to-quarter sales comparisons will continue to be favorable through the end of the Company's third fiscal quarter. Sales to the RV market were 53% of this segment's sales for the quarter.

     The Engineered Materials segment's sales were down $1.7 million or 19%. Approximately $1.5 million of the decline related to sales for the two plastics businesses which were reported in last year's first quarter results, but subsequently sold later in fiscal 1997. Excluding the plastics units, sales and operating income gains in the medical sector were more than offset by an unsatisfactory performance by the industrial silicone business. This unit continues to struggle with both poor product mix and high over head cost. Plans to correct the situation are under way.

     Results for the quarter include the operations of Eder Industries, Inc. which was acquired October 30, 1996. Sales of $6.0 million exceeded internal projections due to strong demand from several key customers.

     On a consolidated basis, gross margin, selling and administrative expenses and operating income as a percentage of sales were all unchanged versus the prior year. Below the operating income line there was a $165,000 swing from interest income to interest expense. With the acquisition of Eder Industries for $15.4 million effective October 1996, the Company's cash position changed from cash and short-term investments to short-term debt.

                            VERSA TECHNOLOGIES, INC.

     The effective tax rate increased from 37.25% to 39.0% for the first quarter of fiscal 1998. This increase was due primarily to two factors. First, moving from a net cash position to a net debt position resulted in the loss of the benefit of investing in Federal tax exempt bonds. Second, the amortization of the goodwill associated with the acquisition of Eder Industries Inc. is not tax deductible.

  Cash Flows and Liquidity

     Cash provided from operating activities was $4.5 million for the quarter, up from $2.7 million for the same period last year. This improvement was due to higher earnings combined with a net favorable change in the current section of the balance sheet. The increase in current liabilities, excluding short-term debt, more than offset increases in current assets.

     Commitments for capital expenditures (investing activities) for the balance of fiscal 1998 include an expansion project at Eder Industries totaling $2.5 million. With this exception, there are no other significant amounts anticipated in excess of a normal level of replacement and improvements to facilities and equipment.

     Net cash outflows for financing activities were approximately the same for the quarter ended June 30, 1997 versus the same period last year. During the first quarter of fiscal 1998, $3.0 million was used to repay all borrowings under an unsecured line of credit agreement. In the same period last year $3.1 million was used to repurchase Company stock.

     The Company has a stock buy back program approved by the Board of Directors to purchase up to 15% of outstanding shares. Through June 30, 1997, 522,300 shares of the total 900,000 authorized have been repurchased under the plan at a total cost of $7.1 million.

     At June 30, 1997, the Company had working capital of $17.2 million. Management anticipates that this liquidity plus $15 million in available credit under an unsecured revolving business note agreement will be sufficient to cover known demands for uses of working capital.

  Outlook

     Order backlog on June 30, 1997 was $24.9 million versus $12.7 million one year ago. Included in backlog on June 30, 1997 was $15.1 million for Eder. Backlog for the Engineered Materials segment decreased $2.1 million versus one year ago while Fluid Power's backlog was level with last year.

                                    PART II

                               OTHER INFORMATION

ITEM 5 -- PLANT CLOSING

     On August 7, 1997 the Company announced plans to consolidate the operations of its industrial silicone business, Moxness Products. As part of the plan, production from Moxness' Wausau, Wisconsin plant will be transferred to the company's other plants located in Racine and East Troy, Wisconsin. It is expected that the transfer of all production will be completed by December 31, 1997. Moxness has been unable to bring in the business needed to fill available manufacturing capacity which resulted in the need to reduce fixed costs. The consolidation, along with other cost reductions, is expected to have a favorable effect on corporate earnings in fiscal 1999. The impact on consolidated earnings for the current fiscal year will be minimal.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

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

                                          VERSA TECHNOLOGIES, INC.

                                          --------------------------------------
                                          (Registrant)

                                          /s/ ROBERT M. SUKALICH
                                          --------------------------------------
                                          Vice President -- Finance, Treasurer
                                          and Principal Financial Officer

Date: August 8, 1997